Form 10-Q
period 1995-07-31
MIKRON INSTRUMENT CO INC
filed 1995-09-11
CIK 787809

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 1995
                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from    to
                                                   ----  ----

                         Commission file number: 0-15486

                         MIKRON INSTRUMENT COMPANY, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    NEW JERSEY                      22-1895668
                    ----------                      ----------
           State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization        Identification No.)

                 445 West Main Street, Wyckoff, New Jersey 07481
                ------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                  201-891-7330
                                  ------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X      No
                     -----       -----

         The number of shares of registrant's Common Stock, $.003 par value, outstanding as of July 31, 1995 was 3,654,000 shares.

                        MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I - FINANCIAL INFORMATION:

Balance Sheet - July 31, 1995 and October 31, 1994                                                1

Statement of Operations - Three months and Nine months ended                                      2
  July 31, 1995 and 1994

Statement of Cash Flows - Nine months ended July 31, 1995                                         3
  and 1994

Notes to Financial Statements                                                                     4

MANAGEMENT'S DISCUSSION ANALYSIS OF FINANCIAL                                                    5-6
  CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                                       7

SIGNATURES                                                                                        8

                        MIKRON INSTRUMENT COMPANY, INC.

                                 BALANCE SHEET

                                                       July 31,
                                                         1995          October 31,
                                                      (Unaudited)         1994
                                                      -----------      -----------
                                     ASSETS
CURRENT ASSETS:
 Cash                                                  $   50,252      $   54,190
 Marketable securities                                  1,068,744         822,323
 Accounts receivable, less allowance for doubtful
  accounts of $53,363 in 1995 and $54,000 in 1994         842,545         968,108
 Inventories                                            1,781,755       1,635,212
 Prepaid expenses and other current assets                 13,043          65,286
                                                       ----------      ----------
    TOTAL CURRENT ASSETS                                3,756,339       3,545,119

PROPERTY AND EQUIPMENT                                    198,582         220,077

OTHER ASSETS                                               32,602          10,360
                                                       ----------      ----------

                                                       $3,987,523      $3,775,556
                                                       ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable and accrued expenses                 $  596,973      $  546,903
                                                       ----------      ----------
    TOTAL CURRENT LIABILITIES                             596,973         546,903
                                                       ----------      ----------
STOCKHOLDERS' EQUITY:
 Common stock, $.003 par value,
  authorized 15,000,000 shares,
  3,654,200 issued and out-
  standing in 1995 and 1994                                12,181          12,181
 Paid-in capital                                        3,151,165       3,151,165
 Retained earnings                                        227,204          65,307
                                                       ----------      ----------
    TOTAL STOCKHOLDERS' EQUITY                          3,390,550       3,228,653
                                                       ----------      ----------

                                                       $3,987,523      $3,775,556
                                                       ==========      ==========



                       See notes to financial statements.

                        MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                Three months ended                Nine months ended
                                                      July 31,                         July 31,
                                           ----------------------------      --------------------------
                                               1995             1994            1995            1994
                                           -----------       ----------      ----------      ----------
NET SALES                                  $ 1,508,411       $1,536,070      $4,612,755      $4,166,275
                                           -----------       ----------      ----------      ----------
COSTS AND EXPENSES:
  Cost of goods sold                           744,459          691,564       2,142,338       1,886,860
  Selling, general and administrative          720,605          661,217       2,120,164       1,960,411
  Research and development                     112,018           92,103         319,465         280,586
                                           -----------       ----------      ----------      ----------
  Total costs and expenses                   1,577,082        1,444,884       4,581,967       4,127,857
                                           -----------       ----------      ----------      ----------

OPERATING INCOME (LOSS)                        (68,671)          91,186          30,788          38,418
                                           -----------       ----------      ----------      ----------
OTHER INCOME (EXPENSES):
  Interest and dividend income                  12,440            7,173          29,232          17,915
  Other income                                  37,192           18,470         101,876         409,411
                                           -----------       ----------      ----------      ----------
  Total other income (expense)                  49,632           25,643         131,108         427,326
                                           -----------       ----------      ----------      ----------

NET INCOME                                 $   (19,039)      $  116,829      $  161,896      $  465,744
                                           ===========       ==========      ==========      ==========
NET INCOME PER SHARE                       $     (0.01)      $     0.03      $     0.04      $     0.13
                                           ===========       ==========      ==========      ==========
NET INCOME PER SHARE
  ASSUMING FULL DILUTION                   $     (0.01)      $     0.03      $     0.04      $     0.13
                                           ===========       ==========      ==========      ==========
NUMBERS OF SHARES USED IN
  COMPUTATION                                3,654,200        3,654,200       3,654,200       3,654,200


                       See notes to financial statements.

                        MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                           Nine months ended
                                                                                July 31,
                                                                     ---------------------------
                                                                         1995            1994
                                                                     -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   161,896       $ 465,744
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation                                                        31,832          43,200
                                                                     -----------       ---------
                                                                         193,728         508,944

  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                           125,563        (263,659)
    (Increase) decrease in inventories                                  (146,543)       (123,556)
    (Increase) decrease in prepaid expenses and other assets              30,001           9,127
    Increase (decrease) in accounts payable and accrued expense           50,070          17,914
                                                                     -----------       ---------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                252,819         148,770

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (10,337)        (23,260)
                                                                     -----------       ---------
    NET CASH FROM INVESTING ACTIVITIES                                   (10,337)        (23,260)
                                                                     -----------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     242,483         125,510

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         876,513         607,148
                                                                     -----------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 1,118,996       $ 732,658
                                                                     ===========       =========



                       See notes to financial statements.

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 1995

                                   (Unaudited)

1.  BASIS OF PRESENTATION

                 The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

                 Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of October 31, 1994 contained in the Company's Annual Report on Form 10-K.

2.  EARNINGS (LOSS) PER SHARE

                 Per share information is computed based on the weighted average number of shares outstanding during the period.

3.  OTHER INCOME

                 In February 1992, the Company instituted suit in the Federal District Court for Eastern Pennsylvania against Square D Company ("Square D"), Land Instruments International Inc. ("Land"), and certain of their affiliates for infringement of one of the Company's patents. The Company settled the Square D litigation (effective July 1, 1992) and the Land litigation (effective March 31, 1994) on terms the Company believes are favorable to the Company. The settlement with Square D included (I) payment to the Company of a royalty for sales of the patented products sold by Square D prior to June 1, 1992, (ii) royalty payments to the Company for subsequent Square D sales of patented products, and (iii) receipt by the Company of a paid up license for two of Square D's patents. The settlement with Land included (I) payment to the Company of a royalty for sales of the patented products sold by Land in the United States prior to April 1, 1994, (ii) royalty payments to the Company for Land sales of patented products in the United States after March 31, 1994, and (iii) a damage payment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

a.   Results of Operations

                 Net sales for the quarter ended July 31, 1995 were $1,508,000 as compared to net sales of $1,536,000 for the quarter ended July 31, 1994. The cost of sales as a percentage of net sales for the quarter ended July 31, 1995 was 49% as compared to 45% for the comparable 1994 period. Net sales for the nine months ended July 31, 1995 were $4,613,000 as compared to net sales of $4,166,000 for the nine months ended July 31, 1994. The cost of sales as a percentage of net sales for the nine month 1995 period was 46% as compared to 45% for the comparable 1994 period.

                 Selling, general and administrative expenses for the three month and nine month periods ended July 31, 1995 were $721,000 and $2,120,000 as compared to $661,000 and $1,960,000 for the same 1994 periods. The increase represents spending on advertising, trade shows and sales commissions.

                 Research and development expenses for the quarter ended July 31, 1995 were $112,000 as compared to $92,000 for the quarter ended July 31, 1994. For the nine months ended July 31, 1995 research and development expenses were $319,000 as compared to $281,000 for the nine months ended July 31, 1994. The increase is attributable to the company's continuous efforts to develop new infrared thermometers.

                 Other income for the three and nine month periods ended July 31, 1995 was $37,000 and $102,000 as compared to $18,000 and $409,000 for the three and nine month periods ended July 31, 1994. The 1994 amount represents a lump sum payment from the litigation. In 1995 all other income represents amounts received from royalties.

b.   Material Change in Financial Condition,
     Liquidity and Capital Resources

                 The Company's working capital increased from $2,998,000 at October 31, 1994 to $3,159,000 at July 31, 1995. The increase is attributable to the income for the nine month period.

                 At July 31, 1995, the Company's capital resources and its sources of liquidity were a $300,000 unused line of credit and $1,119,000 of cash and temporary cash investments.

                 Management does not believe that a return of inflation will have a material adverse effect on the Company's operations because it believes that the Company will be able to increase its selling prices to reflect most increases in its cost.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS - NONE

Item 2 - CHANGES IN SECURITIES - NONE

Item 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS -
         NONE

Item 5 - OTHER INFORMATION - NONE

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit No. 11 - Statement re: computation of per share earnings incorporated by reference to statement of income filed as part of this quarterly report on Form 10-Q.

         (b) No Form 8-K was filed during the quarter ended July 31, 1995.

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MIKRON INSTRUMENT COMPANY, INC.

                         /S/ Keikhosrow Irani
                         --------------------------------
                         Keikhosrow Irani, President, as
                         Registrant's duly authorized
                         officer


                         /S/ Alex K.F.Wu
                         --------------------------------
                         Alex K.F.Wu
                         Treasurer

                                   EXHIBIT INDEX
                                   -------------

Exhibit No.                        Description                   Page No.
EX-27                              Financial Data Schedule