Form 10-K
period 1995-10-31
MIKRON INSTRUMENT CO INC
filed 1996-01-30
CIK 787809

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[ x ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                                      For the Fiscal year ended October 31, 1995

                                      OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                          Commission File No. 0-15486
                         MIKRON INSTRUMENT COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

           New Jersey                                    22-1895668
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

445 West Main Street, Wyckoff, N.J.              07481
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  201-891-7330

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, one-third cent par value per share.

                           _________________________

         Indicated by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X        No
                                 ------         ------

         The aggregate market value of the voting stock held by non-affiliates (1,827,250 shares) of the Registrant was $5,262,336 on January 19, 1996.

         At January 19, 1996, the Registrant had 3,654,200 shares of common stock, one-third cent par value per share, and warrants to purchase an additional 400,000 shares of common stock, one-third cent par value, issued and outstanding.

                 SPECIFIED DOCUMENTS INCORPORATED BY REFERENCE
                                Not Applicable.

                                     PART I

Item 1.  Business.

         (a)  General

         Mikron Instrument Company, Inc. (the "Company") a New Jersey corporation organized in 1969, develops, manufactures, markets and services equipment and instruments for non-contact temperature measurement. The Company's products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. From inception through 1978, the Company's predominant market was for hand-held infrared thermometers for industrial quality control applications and maintenance. The Company's market at present has diversified to include sales to laboratories and original equipment manufacturers, both domestic and foreign, where "fixed" infrared thermometers are incorporated as integral components of production equipment.

         The Company also manufactures high resolution thermal imaging under the name of "Pyrovision", and manufactures and/or markets calibration sources and a variety of accessories and optional equipment for its infrared thermometers. "Pyrovision" is a trademark of the Company which has been registered with the United States Patent and Trademark Office.

         In addition to its own products, the Company also sells products under its name that are manufactured by others. The Company has been appointed by a Japanese firm as that firm's exclusive U.S. distributor of a high resolution infrared thermal imaging system. (See discussion of NEC contract, page 4 below.)

         (b)  Description of Business

                  (i)  Products.

         Although the Company has developed a line of infrared thermometry products for over 160 applications, all such products operate in essentially the same way. All physical objects emit infrared radiation. The amount of such radiation is a function of the surface temperature of each such object. The Company's infrared thermometry products detect and measure such radiation, convert it into an electrical signal and translate the signal into a temperature reading of the target surface of the object, all without contact with the object. The basic components of a Company infrared thermometer consist of a lens and mirrors or a fiber optic assembly for focusing on the object, an infrared detector head which converts the infrared radiation emitted from the surface of the focused object into an electrical signal, electrical circuitry, a meter or output indicator, and the housings for these components.

         The different models in the Company's product line have each been designed with different focusing methods, detectors, electrical circuitry, indicators and housings so as to optimize performance under different applications, sets of conditions or temperature ranges.

         The Company sells two basic kinds of infrared thermometers: "portable" units and "fixed" units. During the first ten years of the Company's operations, most of its sales were of portable units. As the Company has matured, however, product sales have become a mix of portable and fixed infrared thermometers and calibration sources.

         The portable units are battery-powered with digital meters and are hand-held for temperature measurement of target surfaces typically in a laboratory or industrial facility. The price range of the Company's portable units is between $1,375 and $5,000.

         The fixed units are externally powered, have electrical outputs instead of meters and are permanently incorporated as an integral component of a machine or on a production line. The price range of the fixed units manufactured by the Company is between $225 and $7,000.

         In October of 1995, the Company introduced the Mikron Model M68L, a new product line of fiber optic infrared sensors. This unit offers two high temperature spectral response ranges and offers dual temperature ranges in each unit. They are excellent for applications in the glass industry, induction heating and in hazardous environments. Pricing starts at $1,990.

         In October of 1995, the Mikron Model M9000 Pyrovision Thermal Imaging system was formally introduced to the marketplace. This high temperature thermal imaging system operates in the range of 600 degrees C to 2400 degrees C. Its unique near infrared imaging, high speed and excellent spatial resolution offer significant advantages over conventional imagers. Price range of this product is between $25,000 and $50,000.

         The Mikron TH3100 Series, also introduced in 1995, is a series of thermal imagers offering modular construction and, thus broad flexibility for customers. It operates in the temperature range of -50 degrees C to 2000 degrees
C. It complements the M9000 product line in low temperature applications, allowing Mikron to have one of the most complete lines in the industry.

         The Company has introduced a number of new products in the past few years, and continues to expand existing product lines, that continue to contribute to its sales. Examples include:

         In 1994, the Company introduced the Mikron M100 IR-Man, a hand-held series of non-contact infrared thermometers with precision laser sighting. The M100 is used for measuring temperature quickly and from a distance of up to 33 feet at a temperature range of -50 degrees to 500 degrees Celsius. This instrument was designed for convenience; its strongest advantages over competitor models is its rechargeable batteries, low weight, better sub-zero capability and an accuracy of 0.80% of reading. The price range of the M100 series is between $1,375 and $1,795. "IR-Man" is a trademark of the Company which has been registered with the United States Patent and Trademark Office.

         The Company also introduced the Mikron M50 Infracouple series in 1994. The M50 is a low cost fixed unit used for moving and multiple target measurement. It has a temperature range of 0 degrees to 300 degrees Celsius and an accuracy of 1.5%. The price range of the M50 series is between $225 and $375.

         The Mikron M380 Series of freezing point blackbody calibration sources was introduced in 1993. It is used for setting and verifying the accuracy of calibration of infrared equipment to national standards. The Company continues to offer standard blackbody calibration sources as well as designing and building custom engineered sources for specialized applications.

         The Mikron Model M190, introduced in 1992, is a highly accurate process instrument that can be easily interfaced with analog or digital data acquisition systems. The Model M190-

TS was introduced in 1995 as a transfer standard for calibration laboratories. It allows laboratories and national standards laboratories to accurately transfer the calibration of one blackbody source to another. It has been sold to national standards laboratories around the world.

         The Company also developed the Mikron-500 series of fixed units, which are low-cost infrared sensors for original equipment manufacturer applications. The price of the Mikron-500 series is $745 per unit.

         The Company designs, assembles and/or markets accessories and optional equipment for its infrared thermometers, such as lenses, fiber optic assemblies, calibration equipment, mounts, protective jackets and cases, batteries, chargers and camera adapters. The Company subcontracts the manufacture of almost all of the components that go into its products.

         The Company also services its products during and after the expiration of the applicable warranty period, which is from one to two years, depending on the model. These services also include re-calibration of instruments and blackbody sources that are traceable to NIST. With the growing requirement for traceable calibration throughout the industry, the company has expanded its capacity in service.

          NEC San-ei Instruments, Ltd.'s ("NEC") has appointed the company its exclusive U. S. distributor in non-medical fields for a high sensitivity infrared thermal imager. The Company's distributorship agreement with NEC expires in August 1996. The thermal imager, which has been marketed in Japan for several years, employs infrared radiation technology similar to that in the Company's products but is connected to a display screen which is capable of visually distinguishing subtle temperature differences in 64 colors. The distributorship agreement contains, among other things, minimum purchase requirements by the Company for each year of the term of the agreement. The Company has failed to meet those minimum purchase requirements, and NEC has the right to terminate the agreement on those grounds or convert it into a non-exclusive distributorship agreement.

                  (ii)  Principal Markets, Marketing and Customers

         The Company's infrared thermometry products and accessories are used industrially (i) in manufacturing processes to measure the process temperature of metals, wood, plastics, paper, textiles, rubber, glass, ceramics, food and chemicals, (ii) for maintenance purposes to check temperatures of kiln walls, heat exchangers, boilers, engines, compressors, transmissions, bearings, gears, pumps, steam lines and traps, transformers, electrical switch gear and heat loss prevention; and (iii) for quality control to test the temperature and integrity of electronic equipment, electrical components and circuitry, insulation, and cooling and heating systems. The Company has initiated efforts to expand the sales of its products into a variety of non-industrial industries including, among others, scientific research laboratories.

         The Company's products are sold through a network of approximately 85 independent sales representatives and distributors worldwide. The sales activities of such sales representatives and distributors are coordinated by five employees of the Company, who are also directly responsible for the balance of the Company's sales. The Company promotes its products through printed advertisements in selected industrial and trade journals. The Company also promotes its products by participating in national and international trade shows. In fiscal year 1995, the Company continued its marketing program by maintaining promotional and sales campaigns to increase market awareness of the use of non-contact thermometry devices.

         During each of its fiscal years 1994 and 1995, the Company had approximately 1,000 customers, none of which accounted for more than 10% of its sales. The Company estimates that it currently has an active customer base of 3,000 customers. The loss by the Company of any single customer would not have a materially adverse effect on the Company.

         The Company's backlog of unfilled orders totaled approximately $722,809 at October 31, 1994 and $948,964 at October 31, 1995. Most of the Company's backlog at October 31, 1995 has been shipped. It is the Company's practice to attempt to ship most orders within six weeks after the date they are received.

         In fiscal 1995, approximately 20% of the Company's sales were to customers outside of the United States, as compared to approximately 22% and 19% in fiscal years 1994 and 1993 respectively. The Company has taken steps to strengthen its sales outside the United States through appointment of sales representatives, additional promotional activities and technical training of representatives. As a significant portion of the business is done through known accounts, in dollars, and the balance is sold on letter of credit terms, there is little risk associated with this business. International exchange rates have made exports from the United States more viable than in the past, and Mikron intends to take advantage of this situation.

         The Company has initiated a project to secure ISO9001 certification of its Quality Assurance systems. This project, which encompasses all operating aspects of the business, will bring the Company's quality systems and operating systems a level of recognition from most domestic and international customers. Certification is anticipated in June of 1996.

                  (iii) Competition

         Infrared thermometry equipment and instruments similar to the Company's products are currently available from other manufacturers, some of whom are larger and have greater financial and technological resources than the Company. The Company believes that its sales constitute approximately 4% of the worldwide market for infrared thermometry products. The primary competitive factors with respect to infrared thermometry products are accuracy, sensitivity, response time, quality control and the availability of products which optimize performance in specific applications, conditions and temperature ranges. In the past two years there have been a number of new products and competitors entering the low price hand held infrared thermometer market. The Company believes that this trend will continue as this market grows. Higher capabilities at stable or reduced pricing will be critical for process or fixed infrared systems in the next few years. Strategic marketing and focus will be critical for growth within these product lines.

                  (iv)  Materials

         The Company's manufacturing operations primarily involve the assembly, testing, quality control and packaging of materials and components, which are generally available in the marketplace from numerous suppliers and sources. Materials and components necessary for the Company's manufacturing activities have always been available in the past and the Company does not anticipate any future shortages or unavailability in the supply of such materials and components.

         The Company attempts to maintain a sufficient inventory of materials and components so as to be able to fill orders for its products within six weeks after receipt of an order. Its inventory stock is closely monitored by computer, which enables the Company to be consistent in its order response time and to maintain its inventory at desired levels.

                  (v)   Research and Development

         The Company's research and development activities are primarily devoted to the development of new infrared thermometry products and the adaptation and enhancement of existing products for new applications. The Company expended $419,851 in fiscal year 1995 as compared with $366,215 and $366,571 for research and development in its 1994 and 1993 fiscal years, respectively. Such expenditures covered both research and development conducted by the Company as well as the costs for contracted research and development.

         The Company believes that its ability to maintain a technological edge in infrared technology and to achieve early market entry with new infrared thermometry products are critical factors to its business. Accordingly, it has been increasing its research and development budget in recent years. The new products introduced by the Company over the last several years (see "Products", page 2 above) were a direct outgrowth of its research and development program.

                  (vi)  Patents and Trademark

         The Company owns two patents covering technology related to its infrared thermometry products, and derives royalty payments from one of its patents. Although neither of these patents is material to the Company's overall business, the Company will litigate, and will take such other steps as it deems necessary, to protect its rights in such patents. (See "Legal Proceedings", page 7 below.)

         "Mikron" is a trademark of the Company which has been registered with the United States Patent and Trademark Office.

                  (vii) Employees

         As of October 31, 1995, the Company's staff was comprised of 60 persons, 57 of whom were full time and 3 of whom were part time. Of the total number of employees, 8 are engaged in design engineering and research and development, 28 in manufacturing and production, 9 in marketing and sales, 8 in administration and finance, 2 in customer service and 5 in general office. None of Company's employees are represented by unions. The Company has not experienced any strikes or work stoppages and, in the opinion of the Company's management, has good working relations with its employees.

                  (viii)  Certain Contractual Arrangements

         Effective April 15, 1992 Chori Co., Ltd. ("Chori") and Anritsu Meter Company, Ltd. ("Anritsu"), both Japanese companies, together purchased 500,000 shares of Common Stock, at a price of $2.00 per share, and warrants to purchase from the Company an additional 500,000 shares of Common Stock, also at a price of $2.00 per share. The Company has or intends to use approximately (i) $500,000 of the initial proceeds for improvement of its manufacturing facilities, (ii) $400,000 for research and development related to new infrared thermometers and
(iii) $100,000 for research and development on assemblies or housings for infrared thermometers. The warrants expired before being exercised.

         The Company also has a variety of agreements with Anritsu, Chori and an affiliate of Chori, Chori of America, Inc. ("Chori-America") which includes the transfer of certain technology, the cross-licensing of each other's technology, the marketing of each other's products, and the collection of proceeds from the Company's foreign sales. (See
Item 13 - "Certain Relationships and Related Transactions", page 15 below.)

         The Company has retained Barber & Bronson Incorporated, a broker-dealer of Fort Lauderdale, Florida and one of the existing market makers in the Company's Common Stock, ("Barber & Bronson"), its exclusive investment banker until September 30, 1998. Under this agreement, Barber & Bronson will provide the Company with standard investment banking and financial advisory services. The Company will pay Barber & Bronson $1,000 per month and has issued to certain principals of Barber & Bronson warrants to purchase 400,000 shares of the Company's Common Stock, under this and a predecessor agreement, at prices varying from $0.81 per share to $2.50 per share. The Agreement also provides for additional compensation to Barber & Bronson in the event it, at the request of the Company, provides additional services.

Item 2.  Properties.

         The Company leases an aggregate of 17,750 square feet of space in a commercial building located at 445 West Main Street, Wyckoff, New Jersey under a lease expiring on February 29, 1996. The Company paid $106,395 in rental payments, together with $20,386 of reimbursed real estate taxes, during fiscal year 1995. The rent under the lease increases five percent per year. Approximately one-third of the leased premises is used by the Company for its administrative, design, engineering and sales personnel and the balance is used for its manufacturing operation, quality control testing, inventory storage, servicing and repair, and shipping. Of such space, 4,000 square feet has been sublet by the Company to subtenants. Sublease income during fiscal year 1995 was approximately $33,500.

         The Company is currently negotiating a five year operating lease agreement for new manufacturing, warehouse and office facilities, with an option to extend the lease for five additional years. The lease, which will expire December 31, 2000, provides for rent to commence March 1, 1996 at a fixed annual amount of approximately $183,100 payable in equal monthly installments. In addition, the lease will also provide for the Company to pay taxes, maintenance, insurance and other operating costs of the leased property. The rent to be paid during the option period shall be fair market rental value of the property as determined by an independent M.A.I. appraiser.

Item 3.  Legal Proceedings.

         In February, 1992, the Company instituted suit in the Federal District Court for Eastern Pennsylvania against Land Instruments International Inc. ("Land"), Square D Company ("Square D"), and certain of their affiliates for infringement of one of the Company's patents. Effective July 1, 1992, the Company settled the Square D litigation on terms the Company believes are favorable to the Company. The Square D settlement included (i) payment to the Company of a royalty for sales of the patented products sold by Square D prior to June 1, 1992, (ii) royalty payments to the Company for subsequent Square D sales of patented products, and (iii) receipt by the Company of a paid up license for two of Square D's patents.

Effective March 31, 1994, the Company settled the Land litigation on terms the Company believes are favorable to the Company. The Land settlement included (i) payment to the Company of a royalty for sales of the patented products sold by Land in the United States prior to April 1, 1994, (ii) royalty payments to the Company for Land sales of patented products in the United States after March 31, 1994; and (iii) a payment for damages.

         There are no other pending material legal proceedings to which the Company is a party or to which any of its properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         (a)  Market Information.

         The Company's Common Stock, is traded in the over-the-counter market and quoted on NASDAQ under the symbol "MIKR." The following table sets forth the high and low bid prices of the Company's fiscal years ended October 31, 1994, and 1995 as reported by NASDAQ.

                                            Fiscal Year 1994
                                            ----------------

                                     Low Bid                High Bid
                                     -------                --------

First Quarter                         $0.68                  $0.81
Second Quarter                         0.81                   1.75
Third Quarter                          1.25                   2.38
Fourth Quarter                         1.25                   2.50

                                            Fiscal Year 1994
                                            ----------------

                                     Low Bid                High Bid
                                     -------                --------

First Quarter                         $1.63                  $2.50
Second Quarter                         1.50                   2.00
Third Quarter                          1.63                   2.38
Fourth Quarter                         2.00                   2.31


         On January 19, 1996, the closing bid and asked quotations reported by NASDAQ for the Company's Common Stock were $2.63 and $3.13.

         The over-the-counter market quotations set forth above represent prices between dealers, do not include retail markups, commission or other adjustments, and may not represent actual transactions.

         (b)  Holders

         As of January 19, 1996, there were 72 holders of record of the Company's Common Stock. The Company has been advised that there are more than 400 beneficial owners of the Common Stock.

         (c)  Dividends

         The Company has never declared or paid any cash dividend. Under the agreement with Chori and Anritsu (See "Certain Contractual Arrangements", page 6 above), the Company and Donald S. Michael, formerly the President and a Director of the Company, and Keikhosrow

Irani, currently the President and sole Director of the Company, respectively, have obligated themselves to use their best efforts in good faith to conduct the business operations of the Company in accordance with the business projections the Company provided to Chori and Anritsu, and to cause the Company to generate sufficient earnings and profits to enable the Company to declare dividends with respect of the Company's issued and outstanding Common Stock, beginning April 16, 1995 and during the two (2) year period thereafter. Notwithstanding the foregoing, dividends may be limited or withheld if the Board of Directors of the Company determines that to do so would, in its reasonable business judgment, be in the best interests of the Company. The Board had determined that the payment of dividends for the foreseeable future is not appropriate.

Item 6.  Selected Financial Data.

         (Not Covered by Independent Accountant's Report)

         The following selected financial data have been derived from the Company's financial statements, which have been audited by Feldman Radin & Co., P.C., independent certified public accountants. The financial data should be read in conjunction with the Company's financial statements and notes thereto, which should be read in their entirety, included elsewhere in this Report.



                                          FISCAL YEAR ENDED OCTOBER 31

                           1995             1994               1993               1992              1991
                           ----             ----               ----               ----              ----
Selected operating
results:

Net Sales               $6,326,397        $5,457,422        $5,030,902         $4,967,289        $5,020,438

Earnings (Loss)
before provision
for taxes               196,338           162,064           (179,601)          56,176            188,125

Net earnings
(loss)                  196,338           162,064           (179,601)          56,176            188,125

Net
earnings (loss)
per common
share                   .05               .04               (.05)              .02               .06

Average number
of shares
outstanding             3,734,856         3,688,050         3,654,200          3,443,200         3,154,200

                          FISCAL YEAR ENDED OCTOBER 31

                          1995         1994         1993         1992         1991
                          ----         ----         ----         ----         ----
Balance sheet
information
(at end of period):

Working
Capital                 $3,277,774   $2,998,216   $2,838,622   $3,090,034   $2,171,753

Total Assets             4,356,343    3,775,556    3,532,603    3,654,480    2,529,513

Total
liabilities                930,686      546,903      466,014      408,290      257,400

Stockholders'
Equity                   3,425,657    3,228,653    3,066,589    3,246,190    2,272,113


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

         (a)  Results of Operations

         (i)  Fiscal Year 1995 compared to Fiscal Year 1994

         Net sales for the fiscal year ended October 31, 1995 were $6,326.397, as compared to sales of $5,457,422 for the fiscal year ended October 31, 1994. The increase was attributable to an increasingly aggressive sales effort. The cost of goods as a percentage of net sales for the 1995 period was 42.7% as compared to 47.6% for the comparable 1994 period. The decrease was principally the result of an increasingly competitive market for the materials the Company purchases and greater efficiency in production operations.

         Selling, general and administrative expenses for the fiscal year ended October 31, 1995 were $3,181,441 as compared to $2,670,156 for the same period in 1994. The increase was due primarily to higher payroll and related employee benefits, an increase in the reserve for doubtful debt, and higher advertising and promotional costs.

         Net income for the fiscal year ended October 31, 1995 was $196,338 as compared to $162,064 for the same period in 1994. The increase was due primarily to increase in sales and more efficient operations.

                  (ii)   Fiscal Year 1994 compared to Fiscal Year 1993

         Net sales for the fiscal year ended October 31, 1994 were $5,457,422 as compared to sales of $5,030,902 for the fiscal year ended October 31, 1993. The increase in sales is due primarily to an improvement in the United States economy and an increase in foreign sales. The cost of sales as a percentage for the 1994 period was 47.6% as compared to 44.5% for the comparable 1993 period. This increase is attributable to a write off of inventory due to shrinkage and obsolescence.

         Selling, general and administrative expenses for the fiscal year ended October 31, 1994 were $2,670,156 as compared to $2,692,589 for the same period in 1993. Although the Company increased its net sales in fiscal year 1994, it nevertheless managed a slight reduction in selling and general and administration expenses. This reflects management's continuing efforts to reduce costs without adversely impacting the Company's marketing efforts.

         The net income for the fiscal year ended 1994 was $162,064 as compared to a net loss of $179,601 for the same period in 1993. This increase in net income is a result of management's continuing emphasis on maximizing profits and income derived from the successful conclusion of the Company's patent litigation (See Item 3, Legal Proceedings, page 7 above).

                  (iii)  Fiscal Year 1993 compared to Fiscal Year 1992

         Net sales for the fiscal year ended October 31, 1993 were $5,030,902 as compared to sales of $4,967,289 for the fiscal year ended October 31, 1992. The relatively flat sales were attributable to continued customer concern over the economy and the stiff competition the Company faces for its products. The cost of sales as a percentage of net sales for the 1993 period was 44.5% as compared to 45.6% for the comparable 1992 period. The decrease was principally a result of incorporation of a better quality assurance program resulting in less labor and material for a given quantity of product.

         Selling, general and administrative expenses for the fiscal year ended October 31, 1993 were $2,692,589 as compared to $2,413,557 for the same period in 1992. The increase was due primarily to increased salaries, advertising, travel and promotional expenses and legal expenses of the ongoing patent litigation not charged against the income received from one of the original defendants.

         The net loss for the fiscal year ended October 31, 1993 was $179,601 as compared to net income of $56,176 for the same period in 1992. The decrease was due primarily to higher selling, general and administrative expenses and lower prices for the Company's products.

Item 8.  Financial Statements and Supplementary Data.

         The Company's balance sheets at October 31, 1995 and 1994 and the related statements of operations, stockholders' equity and statement of cash flows for each of the fiscal years ended October 31, 1995, 1994 and 1993 and the report of the independent certified public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section starting at Page F-1 following Item 14 of this Report.

Item 9.  Disagreements on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The following table sets forth the names and ages of each director and executive officer of the Company and the positions held by each with the Company.

Name                       Age     Positions
----                       ---     ---------
Keikhosrow Irani           59      President, Chief Executive Officer and
                                   the sole Director

Douglas Frank              47      Vice President and Sales Manager

Alex Wu                    50      Treasurer

Sydney V. Stoldt, Jr.      62      Secretary


         The Board of Directors of the Company is divided into three classes:
Class A directors, Class B directors and Class C directors. Mr. Irani, a Class A director, was elected for a term expiring in 1989. Since there have been no subsequent elections, Mr. Irani remains in office until his successor shall be elected and duly qualified. There is, at present, no Class B or C directors. The successors to Mr. Irani, when elected, will be elected for a three-year term. Mr. Irani had an employment contract with the Company which expired December 31, 1995. (See Item 11. Executive Compensation, page 13 below). All officers currently serve at the pleasure of the Board of Directors.

         In addition to the individuals named above, Donald S. Michael, a director of the Company until July 21, 1995 and its President and Chief Executive Officer until August 31, 1995, continues as a part-time employee of the Company and is expected to continue making significant contributions to the Company. Mr. Michael has an employment agreement expiring August 31, 2000 which provides for compensation of $75,000 during the period September 1, 1995 to August 31, 1996, such compensation reducing by 20% per year thereafter. In addition, the agreement prevents Mr. Michael from competing with the Company, or disclosing any proprietary information, for which the Company has agreed to pay him $150,000 in twelve quarterly payments of $12,500. The first quarterly payment under this agreement was made on November 1, 1995.

         No family relationship exists between any of the persons described above.

Business Experience of Directors and Executive Officers.

         The following information relates to the principal occupations and business experience of Mr. Michael and of each director and executive officer of the Company during the past five years.

         Donald S. Michael is a founder of the Company and was its President and a director from its organization in 1969 until 1995. Mr. Michael holds the degree of Bachelor of Science in Mechanical Engineering from Georgia Institute of Technology.

         Keikhosrow Irani is a founder of the Company and was its Vice President and a director since its organization in 1969. On August 31, 1995 he became the Company's President and Chief Executive Officer and continues as the Company's only Director. Mr. Irani holds the degree of Master of Science in Electrical Engineering from the University of Missouri.

         Douglas Frank joined the Company in July, 1995 and has been Vice President and Sales Manager of the Company since August 31, 1995. Mr. Frank holds BS and MBA degrees from Fairleigh Dickenson University. From 1986 to 1995 he was Vice President and General Manager of Thermo Electric Co. Inc., an international temperature instrumentation company where he also had responsibility for subsidiaries in Canada and Europe. He was Vice President of Sales and Marketing for Thermo Electric from 1984 to 1986.

         Alex Wu joined the Company in January, 1995 and has been its Treasurer since August 31, 1995. Mr. Wu holds a BS - Accounting degree from Tom Koung University of Taipei, Taiwan. From December, 1992 to August, 1994, he was the general operations manager of a luggage importer and manufacturer. From 1988 to 1992, he was a sales representative and investment consultant to a commercial real estate company.

         Sydney V. Stoldt, Jr. served as a director of the Company from 1969 to 1988 and continues to serve as Secretary. Mr. Stoldt is a partner of the New Jersey law firm of Stoldt & Horan, general counsel to the Company.


Item 11. Executive Compensation.

         The following table sets forth information regarding all compensation paid or accrued to all persons serving as the Company's chief executive officer, and all other executive officers who earned more than $100,000 during any of the Company's fiscal years ended October 31, 1995, October 31, 1994 and October 31, 1993:

                           Summary Compensation Table


Name and                     Fiscal
Principal Position            Year    Salary
------------------           ------   ------
Donald S. Michael,            1995    $107,599
formerly President,           1994     112,000
Chief Executive               1993     110,973
Officer and Director


Keikhosrow Irani,             1995    $112,008
Vice President and            1994     112,000
Director and, after           1993     110,973
August 31, 1995,
President and Chief
Executive Officer and
Sole Director


         In addition to salary, Messrs. Michael and Irani have Company paid life insurance and incidental personal use of a Company-leased automobile. In each of fiscal years 1993, 1994, and 1995, the aggregate value of these benefits for each of these executives was less than 10% of their respective salaries.

         The Company provides hospitalization, major medical and dental insurance to all employees eligible under a group plan. Premium costs under such group plan attributable to the officers named above are not included in the table.

         Messers Irani and Michael are entitled to four (4) weeks of annual paid vacation. Mr. Michael's employment agreement also provide for disability income equal to his base salary for up to six (6) months of disability and, in the event of disability lasting beyond six (6) months or in the event of death of Mr. Michael, the agreement requires a payment of his unpaid compensation over a term of three years. If Mr. Michael retires during the term of this agreement, the Company is required to pay to him 30% of his unpaid compensation over a term of three years. Since August, 1992, the Company has provided $500,000 of life insurance for each of Messrs. Michael and Irani.

         On January 1, 1993, the Company adopted a 401(k) profit-sharing plan qualified with the Internal Revenue Service under the Employee Retirement Income Security Act of 1974 (ERISA) for substantially all full-time employees, including the officers named in the foregoing table. None of these officers participated in this plan during the fiscal years 1993, 1994 or 1995 and no contributions were made by the Company into the plan on their behalf. The Company's previous profit-sharing plan was merged into the new 401(k) plan effective May 31, 1993. Neither the Company nor any of the officers named in the foregoing table made contributions to that plan since before fiscal year 1991. With the merger of the old plan into the new 401(k) plan, a portion of the Company's contributions made to the old plan prior to fiscal year 1991 on behalf of these officers accrued to their benefit and became vested.

         Compensation Committee, Interlocks and Insider Participation. The Company's Board of Directors does not have a separate compensation committee. All matters of executive compensation are dealt with by the entire board. Since July 21, 1995, Mr. Irani constitutes the entire board.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table presents, as of January 19, 1996, certain information concerning ownership of the Company's Common Stock, by each person who, to the knowledge of the Company, is the beneficial owner of more than five (5%) percent of shares of such outstanding Common Stock and by all directors and officers of the Company as a group:


Name                                   Beneficial Ownership     Percent of Class
----                                   --------------------     ----------------
Steven N. Bronson (1)                       1,118,060 (2)             28.1%

Long Term Growth Associates,
a Florida Limited Partnership (1)             800,000 (3)             21.9%

Keikhosrow Irani (4)                          565,587                 15.5%

Arthur L. Stern, III, Independent
Special Trustee of the
Donald S. and Jacqueline P. Michael
Charitable Remainder Trust (5)                400,000 (6)             10.9%

Chori Co., Ltd. (7)                           350,000                  9.6%

Continued:

Name                                  Beneficial Ownership        Percent of Class
----                                  --------------------        ----------------
Sydney V. Stoldt, Jr. (8)                    14,706                       .4%

All directors and executive
officers as a group (4 persons)             580,293                     15.9%


         (1) The address of Steven N. Bronson and Long Term Growth Associates is 2101 West Commercial Boulevard, Suite 1500, Fort Lauderdale, FL 33309.

         (2) Based on information contained in a Schedule 13 D and four Amendments to the Schedule 13 D received by the Company on December 5, 1995, Mr. Bronson owns of record 318,060 of the shares shown opposite his name, representing warrants he holds to purchase shares of the Company's Common Stock at various prices. The balance of the shares showed as owned beneficially by him are 400,000 shares owned of record by Long Term Growth Associates, of which he is principal, and 400,000 shares which Long Term Growth Associates has an option to purchase from the Donald S. and Jacqueline P. Michael Charitable Remainder Trust.

         (3) Based upon information contained in Amendment 4 to the Schedule 13 D referred to in Note 2 above, the shares shown owned beneficially by this shareholder include 400,000 shares held of record and 400,000 shares which this shareholder has an option to purchase from the Donald
         S. and Jacqueline P. Michael Charitable Remainder Trust.

         (4) The address of this stockholder is 801 Pond Brook Road, Franklin Lakes, New Jersey 07417.

         (5) The address of this stockholder is c/o Katz, Kutter, Haigler, Aderman, Marks & Bryant, P.C. 106 East College Avenue, Suite 1200, Tallahassee, FL 32301.

         (6) These shares are subject to the option referred to in Notes 2 and 3 above.

         (7) The address of this stockholder is 4-7 Kawaramachi, 2-chome, Chuo-ku, Osaka 541, Japan.

         (8) The address of this stockholder is Stoldt & Horan, 401 Hackensack Avenue, Hackensack, New Jersey 07601.

         Item 13.  Certain Relationships and Related Transactions.

         As described under "Certain Contractual Arrangements" on page 6, the Company has a variety of agreements with Chori, Anritsu and Chori-America. Chori is an owner of more than five percent (5%) of the Common Stock. During fiscal year 1995, the Company purchased approximately $138,300 of products from or through Chori. The Company paid Chori and Chori-America approximately $8,000 and $72,000, respectively, in commissions during fiscal year 1995. The Company received $47,500 from Anritsu for engineering and support services rendered in fiscal year 1994.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1), (a)(2)   See page F1 of this report for a list of financial statements and financial statement schedules.

(a)(3) Exhibits required by Item 601 of Regulation S-K are listed below.

  Exhibit Number
  --------------

         3(a) The Certificate of Incorporation of the Company as amended effective September 29, 1989, filed as Exhibit (3)-2 to Registration No. 33-2653-NY under the Securities Act of 1933 (the "1933 Act"), is hereby incorporated by reference.

         3(b) The Certificate of Incorporation of the Company as amended effective October 13, 1989, filed as Exhibit (3)-3 to Registration No. 33-2653-NY under the 1933 Act, is hereby incorporated by reference.

         4(a) Specimen of amended certificate representing the Company's Common Stock, one-third cent per value, filed as Exhibit (4)-1 to Registration No. 33-2653-NY under the 1933 Act, is hereby incorporated by reference.

         4(b) Mikron Instrument Company, Inc. Common Stock Purchase Warrant, dated as of April 15, 1992, held by Chori Co., Ltd. and Anritsu Meter Company, Ltd., filed as Exhibit 10-E to the Company's Form 8-K Report dated April 15, 1992, as amended in an amendment dated July 10,1992, is hereby incorporated by reference.

         4(c) Mikron Instrument Company, Inc. Common Stock Purchase Warrants, dated as of January 1, 1994, held by Barber & Bronson Incorporated, filed as Exhibit 4(c) to the Company's 10-K Report dated January 27, 1994 and is hereby incorporated by reference.

         10(a) Stock and Warrant Purchase Agreement among Mikron Instrument Company, Inc., Chori Co. Ltd., and Anritsu Meter Company, Ltd. dated as of December 20, 1991 (without exhibits), filed as
                  Exhibit 10-A to the Company's 8-K Report, dated April 15, 1992, as amended in an amendment dated July 10, 1992, is hereby incorporated by reference.


         10(b) Agency Agreement, dated as of April 15, 1992, between Mikron Instrument Company, Inc. and Chori America, Inc., filed as
                  Exhibit 10-B to the Company's Form 8-K Report dated April 15, 1992, as amended in an amendment dated

                  July 10, 1992, is hereby incorporated by reference.*

         10(c) Marketing Agreement, dated as of April 15, 1992, among Mikron Instrument Company, Chori Co., Ltd. and Anritsu Meter Company, Ltd., filed as Exhibit 10-C to the Company's Form 8-K Report dated April 15, 1992, as amended in an amendment dated July 10, 1992, is hereby incorporated by reference.*


         10(d) License and Technical Assistance Agreement, dated as of April 15, 1992, between Mikron Instrument Company, Inc. and Anritsu Meter Company, Ltd., filed as Exhibit 10-D to the Company's Form 8-K Report dated April 15, 1992, as amended in an amendment dated July 10, 1992, is hereby incorporated by reference.*


         10(e) Mikron Instrument Company, Inc. Profit Sharing Plan and Trust Agreement, dated November 18, 1985, filed as Exhibit 10(g) to Registration No. 33-2653-NY under the 1933 Act, and is hereby incorporated by reference.


         10(f) Mikron Instrument Company, Inc. Amended and Restated Profit Sharing Plan and Trust Agreement, dated November 1, 1980, filed as Exhibit 10 (g) to the Company's 10-K Report dated January 28, 1991 and is hereby incorporated by reference.


         10(g) Amended and Restated Employment Agreement between the Company and Donald S. Michael, dated as of December 28, 1990, filed as
                  Exhibit 10 (h) to the Company's 10-K Report dated January 28, 1991 and is hereby incorporated by reference.


         10(h) Amended and Restated Employment Agreement between the Company and Keikhosrow Irani, dated as of December 28, 1990, filed as
                  Exhibit 10 (i) to the Company's 10-K Report dated January 28, 1991 and is hereby incorporated by reference.


         10(i) Settlement Agreement dated as of July 1, 1992 between Mikron Instrument Co., Inc. and Square D Company, filed as Exhibit 10
                  (i) to the Company's 10-K Report dated January 25, 1993 and is hereby incorporated by reference.*

         10(j) Mikron Instrument Company, Inc. 401(K) Profit-Sharing Plan dated January 1, 1993, filed as Exhibit 10(j) to the

                  Company's 10-K Report dated January 27, 1994 and is hereby incorporated by reference.

         10(k) Investment Banking Agreement dated as of January 1, 1994 between Mikron Instrument Company and Barber & Bronson Incorporated, filed as Exhibit 10(k) to the Company's 10-K Report dated January 27, 1994 and is hereby incorporated by reference.

         10(l) Settlement Agreement dated as of March 31, 1994 between Mikron Instrument Company, Inc. and Land Instrument International, Inc., filed as Exhibit 10 to the Company's 8-K Report dated March 31, 1994, as awarded by an Amendment dated June 20, 1994, and is hereby incorporated by reference. *

         10(m) Amended and Restated Employment Agreement and Covenant Not to Compete between Mikron Instrument Company, Inc. and Donald S. Michael dated as of July 24, 1995, filed as Exhibit 10 to the Company's 8-K Report dated November 24, 1995 and is hereby incorporated by reference.

         10(n) Investment Banking Agreement dated as of October 1, 1995 between Mikron Instrument Company, Inc. and Barber & Bronson Incorporated, filed as Exhibit 10 to the Company's 8-K Report dated January 3, 1996 and is hereby incorporated by reference.

         10(o) Mikron Instrument Company, Inc. 401(K) Profit-Sharing Plan, as restated January 1, 1995.

(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.


* Portions of these Agreements have received confidential treatment from the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized:

                           MIKRON INSTRUMENT COMPANY

                           By:  /s/ Keikhosrow Irani
                                --------------------------
                           Keikhosrow Irani
                           President and Chief Executive Officer
Date:  January 22,1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company and in the capacities and on the dates indicated.

                           By:  /s/ Keikhosrow Irani
                                --------------------------
                           Keikhosrow Irani
                           Director, President and Chief
                           Executive Officer
                           (Principal Executive Officer)

Date:  January 22,1996

                           By:  /s/ Alex Wu
                                --------------------------
                           Alex Wu
                           Treasurer
                           (Principal Financial and
                           Accounting Officer)

Date:  January 22,1996





Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

                                Not Applicable.

                     MIKRON INSTRUMENT COMPANY, INC.

                     REPORT ON AUDIT OF FINANCIAL
                     STATEMENTS

                     YEARS ENDED OCTOBER 31, 1995, 1994, AND
                     1993

                         MIKRON INSTRUMENT COMPANY, INC.

                              FINANCIAL STATEMENTS

                                      INDEX


                                                                           Page
                                                                          Number
                                                                         --------
 INDEPENDENT AUDITORS' REPORT                                             F - 2

 FINANCIAL STATEMENTS:

          Balance Sheet - October 31, 1995 and 1994                       F - 3

          Statement of Operations - Years ended
             October 31, 1995, 1994 and 1993                              F - 4

          Statement of Stockholders' Equity - Years ended
             October 31, 1995, 1994 and 1993                              F - 5

          Statement of Cash Flows - Years ended
             October 31, 1995, 1994 and 1993                              F - 6

          Notes to Financial Statements                                  F - 7-17


All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Mikron Instrument Company, Inc.
Wyckoff, New Jersey

         We have audited the accompanying balance sheet of Mikron Instrument Company, Inc. as of October 31, 1995 and 1994 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the financial position of Mikron Instrument Company, Inc. as of October 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1995 in conformity with generally accepted accounting principles.

                                                    Certified Public Accountants

New York, New York
December 12, 1995

                        MIKRON INSTRUMENTS COMPANY, INC.
                        --------------------------------

                                 BALANCE SHEETS
                                 --------------


                                                                                        October 31,
                                                                                 -----------------------
                                                                                    1995         1994
                                                                                 ----------   ----------
                      ASSETS
                      ------

CURRENT ASSETS:
   Cash and cash equivalents                                                     $  463,832   $  489,556
   Investment securities                                                            400,000      386,957
   Trade accounts receivable, less allowance for
         doubtful accounts of $107,000 and $54,000                                1,146,121      968,108
   Inventories                                                                    2,070,365    1,635,212
   Prepaid expenses and other current assets                                         28,142       65,286
                                                                                 ----------   ----------
         TOTAL CURRENT ASSETS                                                     4,108,460    3,545,119

PROPERTY AND EQUIPMENT, net                                                         110,383      220,077

OTHER ASSETS                                                                        137,500       10,360
                                                                                 ----------   ----------
                                                                                 $4,356,343   $3,775,556
                                                                                 ==========   ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                      $  780,686   $  546,903
   Current maturity of long-term liability                                           50,000         --
                                                                                 ----------   ----------
         TOTAL CURRENT LIABILITIES                                                  830,686      546,903
                                                                                 ----------   ----------
LONG-TERM LIABILITY                                                                 100,000         --
                                                                                 ----------   ----------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Common stock, $.003 par value;
         authorized  - 15,000,000 shares; issued and outstanding
         3,654,200 shares in 1995 and 1994                                           12,181       12,181
   Additional paid-in capital                                                     3,151,831    3,151,165
   Retained earnings                                                                261,645       65,307
                                                                                 ----------   ----------
         TOTAL STOCKHOLDERS' EQUITY                                               3,425,657    3,228,653
                                                                                 ----------   ----------
                                                                                 $4,356,343   $3,775,556
                                                                                 ==========   ==========


                        See notes to financial statements

                        MIKRON INSTRUMENTS COMPANY, INC.
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                 Years Ended October 31,
                                           -------------------------------------
                                              1995         1994          1993
                                           ----------   ----------   -----------
REVENUES:
     Net sales                             $6,326,397   $5,457,422   $ 5,030,902
     Royalties                                130,372      323,953        66,412
     Investment income                         43,200       13,487        20,354
                                           ----------   ----------   -----------
         TOTAL REVENUES                     6,499,969    5,794,862     5,117,668
                                           ----------   ----------   -----------

COSTS AND EXPENSES:
     Cost of goods sold                     2,702,339    2,596,427     2,238,109
     Selling, general and administrative    3,181,441    2,670,156     2,692,589
     Research and development                 419,851      366,215       366,571
                                           ----------   ----------   -----------
         TOTAL COSTS AND EXPENSES           6,303,631    5,632,798     5,297,269
                                           ----------   ----------   -----------

NET INCOME (LOSS)                          $  196,338   $  162,064   $  (179,601)
                                           ==========   ==========   ===========

NET INCOME (LOSS) PER SHARE                $     0.05   $     0.04   $     (0.05)
                                           ==========   ==========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES           3,734,856    3,688,050     3,654,200
                                           ==========   ==========   ===========


                        See notes to financial statements

                        MIKRON INSTRUMENT COMPANY, INC.
                        ------------------------------

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------

                                            Common Stock      Additional   Retained       Total
                                        -------------------    Paid-In     Earnings     Stockholders'
                                         Shares     Amount     Capital     (Deficit)      Equity
                                        ---------   -------   ----------   ---------    -----------
Balance October 31, 1992                3,654,200   $12,181   $3,151,165   $  82,844    $ 3,246,190

    Net loss                                 --        --           --      (179,601)      (179,601)
                                        ---------   -------   ----------   ---------    -----------

Balance October 31, 1993                3,654,200    12,181    3,151,165     (96,757)     3,066,589

    Net income                               --        --           --       162,064        162,064
                                        ---------   -------   ----------   ---------    -----------

Balance October 31, 1994                3,654,200    12,181    3,151,165      65,307      3,228,653

    Issuance of common stock warrants        --        --            666        --              666
    Net income                               --        --           --       196,338        196,338
                                        ---------   -------   ----------   ---------    -----------

Balance October 31, 1995                3,654,200   $12,181   $3,151,831   $ 261,645    $ 3,425,657
                                        =========   =======   ==========   =========    ===========


                       See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.
                         -------------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                                                          Year Ended October 31,
                                                                                  -----------------------------------
                                                                                    1995         1994         1993
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $ 196,338    $ 162,064    $(179,601)
                                                                                  ---------    ---------    ---------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation                                                          136,447       66,467       50,727
              Amortization                                                           12,500         --           --
              Unrealized holding loss on available-for-sale securities                 --         13,850        4,800
              Realized gain on available-for-sale securities                           (267)        --           (228)

     Changes in assets and liabilities:
         Decrease in trade accounts receivable                                     (178,013)     (43,249)      (9,275)
         (Increase) decrease in inventories                                        (435,153)      82,372       56,202
         (Increase) in prepaid and other current assets                              37,144      (20,601)     (39,140)
         Decrease in other assets                                                    10,360         --           --
         Increase in accounts payable and accrued liabilities                       233,783       80,889       57,724
                                                                                  ---------    ---------    ---------
                                                                                   (183,199)     179,728      120,810
                                                                                  ---------    ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     13,139      341,792      (58,791)
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                             (26,753)     (58,577)    (122,538)
     Proceeds from sale of available-for-sale securities                            388,623      252,561      346,114
     Purchases of available-for-sale securities                                    (401,399)     (70,872)    (222,782)
     Increase in Intangible Asset                                                  (150,000)        --           --
     Increase in Long-Term Liability                                                150,000         --           --
                                                                                  ---------    ---------    ---------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                    (39,529)     123,112          794
                                                                                  ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock warrants                                                  666         --           --
                                                                                  ---------    ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               666         --           --
                                                                                  ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (25,724)     464,904      (57,997)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                       489,556       24,652       82,649
                                                                                  ---------    ---------    ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                                           $ 463,832    $ 489,556    $  24,652
                                                                                  =========    =========    =========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

         Mikron Instrument Company, Inc. (the "Company") is engaged in designing and manufacturing a broad range of infrared thermometers for sale to domestic and foreign markets. The Company also sells a high sensitivity infrared thermal imager under its name which is manufactured by a Japanese company.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Presentation. Certain items in prior years were reclassified to conform with the current year's classifications.

         b. Cash and Cash Equivalents. Cash equivalents are carried at cost, which approximates market. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

         c. Investment Securities. Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), which resulted in a change in the accounting for debt and equity securities held for investment purposes. Prior to November 1, 1994, the Company carried debt and equity securities at the lower of cost or market value. In accordance with FAS 115, the Company's debt and equity securities are now considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized.

         d. Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material and conversion costs.

         e. Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of leasehold improvements are computed principally using straight-line depreciation over the estimated useful lives of individual assets or the remaining terms of leases.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         f. Amortization of Covenant Not To Compete. The Covenant Not To Compete is amortized on a straight-line basis over 36 months.

         g. Revenues. Net sales are recognized at the time of shipment. Royalties are recorded as earned in accordance with specific terms of each license agreement.

         h. Research and Development Costs. Research and development costs are expensed as incurred.

         I. Advertising costs. The costs of advertising are expensed as incurred.

         j. Earnings per share. Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the period. The number of common and common equivalent shares utilized in the per share computations were 3,734,856, 3,688,050, and 3,654,200 for the years ended October 31, 1995, 1994, and 1993.

2.       INVESTMENT SECURITIES

         The amortized cost and estimated fair value of the investment secuities are as follows:


                                             October 31, 1995
                              -----------------------------------------------
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
                                Cost         Gain         Loss        Value
                              ---------   ----------   ----------   ---------
Held-to-maturity
   Certificates of deposit    $ 300,000    $      --     $   --     $ 300,000

Available-for-sale
   Mutual funds                 400,000           --         --       400,000
                              ---------    ---------     ------     ---------
                                700,000           --         --       700,000

Less cash equivalents          (300,000)          --         --      (300,000)
                              ---------    ---------     ------     ---------

Total investment securities   $ 400,000    $      --     $   --     $ 400,000
                              =========    =========     ======     =========

                                                   October 31, 1994
                                   --------------------------------------------------
                                                  Gross          Gross
                                   Amortized    Unrealized     Unrealized     Fair
                                     Cost          Gain           Loss        Value
                                   ---------    ----------     ---------    ---------

Held-to-maturity
   Certificates of deposit         $ 424,124    $   -          $  -         $ 424,124


Available-for-sale
   Money market fund                  11,242        -             -            11,242
   Mutual funds                      400,807        -           (13,850)      386,957
                                   ---------    ----------     ---------    ---------
                                     836,173        -            (13,850)     822,323

Less cash equivalents               (435,366)       -             -          (435,366)
                                   ---------    ----------     ---------    ---------


Total investment securities        $ 400,807    $   -          $ (13,850)   $ 386,957
                                   =========    ==========     =========    =========


Investment income consists of the following:


                                                         Year Ended October 31,
                                                   ---------------------------------
                                                     1995         1994        1993
                                                   --------     --------     -------
           Net realized gain from the sale of
           marketable securities                   $    267     $   -        $   228

           Interest and dividend income              42,933       27,337      24,926

           Net unrealized holding losses               -         (13,850)     (4,800)
                                                   --------     --------     -------

                                                   $ 43,200     $ 13,487     $20,354
                                                   ========     ========     =======

3.       INVENTORIES

         The components of inventories are summarized as follows:

                                                                        October 31,
                                                                ----------------------------

                                                                   1995              1994
                                                                ----------        ----------
         Materials and parts                                    $1,134,598        $  932,094

         Work in process                                           650,047           417,976

         Finished goods                                            285,720           285,142
                                                                ----------        ----------

                                                                $2,070,365        $1,635,212
                                                                ==========        ==========


         Inventories secure any obligations under a bank line of credit.

4.       PROPERTY AND EQUIPMENT

         Property and equipment, net, consists of the following:

                                                                       October 31,
                                                               ----------------------------

                                                                  1995              1994
                                                               ----------        ----------
         Machinery and equipment                               $  678,602        $  647,457

         Leasehold improvements                                   117,001           121,612
                                                               ----------        ----------

                                                                  795,603           769,069

         Less: accumulated depreciation                          (685,220)         (548,992)
                                                               ----------        ----------

                                                               $  110,383        $  220,077
                                                               ==========        ==========

         Property and equipment secure any obligations under a bank line of credit.

5.       EMPLOYEE BENEFIT PLAN

         The Company sponsors a profit sharing 401(k) plan (as restated January 1, 1995) covering substantially all full-time employees, which provides for Company matching of 30% of the participant's elective deferral, but in no event greater than 1.5% of the participant's compensation. The Company's matching expense for the plan was $12,046, $16,598, and $11,346 for the years ended October 31, 1995, 1994 and 1993, respectively.

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following:

                                                                      October 31,
                                                                ------------------------

                                                                  1995            1994
                                                                --------        --------
         Trade accounts payable                                 $515,835        $268,059

         Accrued contingent legal fees (a)                        80,963          96,862

         Commissions                                             123,806         124,111

         Accrued warranty costs                                   10,000          10,000

         Accrued payroll                                          11,538          30,426

         Payroll taxes                                            18,389          15,210

         Other                                                    20,155           2,235
                                                                --------        --------
                                                                $780,686        $546,903
                                                                ========        ========




         (a) Contingent legal fees in connection with royalty litigation settlements.

7.       COMMITMENTS

         Operating Leases

         The Company leases its manufacturing, warehouse and office facilities under the terms of an operating lease which expires on February 29, 1996. The lease generally provides for the Company to pay certain operating costs of the leased property. Rent expense for the years ended October 31, 1995, 1994, and 1993 was approximately $106,395 , $103,000 and $102,000, respectively, and was offset by sublease income of approximately $33,900, $29,600, and $30,500, respectively. The minimum future rental commitment under this operating lease through expiration is approximately $32,100, net of sublease income of approximately $5,100.

         The Company is currently negotiating a five year operating lease agreement for new manufacturing, warehouse and office facilities, with an option to extend the lease for five additional years. The lease, which will commence January 1, 1996 and expires December 31, 2000, provides for rent to commence March 1, 1996 at a fixed annual amount of approximately $183,100 payable in equal monthly installments. In addition, the lease will provide for the Company to pay taxes, maintenance, insurance and other operating costs of the leased property. The rent to be paid during the option period shall be the fair market rental value of the property as determined by an independent M.A.I. appraiser. At October 31, 1995, the minimum future rental commitments under the anticipated lease are as follows:

                 Year Ending October 31,
                 -----------------------
                          1996                       $122,100

                          1997                        183,100

                          1998                        183,100

                          1999                        183,100

                          2000                        183,100

                       Thereafter                      30,500

         Employment Contracts

         The Company has entered into an employment agreement expiring August 31, 2000 with an employee/stockholder. The agreement provides for aggregate compensation of $225,000 during the term of the agreement. In the event of death or disability of the employee/stockholder, the agreement calls for payments to the employee's estate, or beneficiary of his unpaid compensation contemplated under the agreement in equal annual installments over three years. If the employee/stockholder retires during the term of the agreement, he shall receive 30% of the unpaid compensation contemplated under the agreement in equal annual installments over three years. The agreement contains provisions intended to prevent the employee/stockholder from entering into any form of competition with the Company or disclosing any proprietary information for which the Company has agreed to the pay the employee/stockholder $150,000 in twelve quarterly payments of $12,500. The net covenant of $137,500 is included in other assets at October 31, 1995.

         The Company has an employment agreement with an executive officer expiring December 31, 1995. The agreement provides for compensation of $112,000 for calendar year 1995. In the event of death or disability of the executive officer, the agreement calls for payments to the executive's estate, or beneficiary, 50% of the total amount of the last three years salary in equal annual installments over three years.

         Investment Banking Agreement

         On October 1, 1995 the Company entered into a three year agreement with an investment banking firm to serve as the Company's financial advisor as to any and all corporate finance matters or other corporate business that the Company deems appropriate. The investment banking firm's compensation will be $12,000 per year for three years, as well as additional compensation of 5% with respect to transactions such as mergers or acquisitions brought to the Company by the investment banking firm. In addition, the Company granted the investment banking firm warrants to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $2.50 per share for which the investment banking firm paid the Company $666. The warrants expire on September 30, 2000.

         Credit Agreements

         The Company has a commercial line of credit agreement with a bank which provides a line of credit of up to $300,000 at the prime interest rate. This agreement runs through January 31, 1996, and is secured by all of the present and future accounts receivable, inventory and fixed assets of the Company. The Company has no borrowings under this line of credit at October 31, 1995. The Company is currently negotiating with a bank for a new line of credit.

8.       STOCKHOLDERS' EQUITY

         The following table summarizes warrants to purchase common stock issued by the Company:

                                                                   Year Ended October 31,
                                                       ---------------------------------------------
                   Shares                                1995              1994               1993
----------------------------------------------         --------           -------            -------
Outstanding November 1, 1994,
   1993 and 1992                                        700,000           500,000            500,000

Granted per share (a):

   $2.50 in 1995 expiring
   September 30, 2000                                   200,000

   $0.81 to $1.50 expiring
   December 31, 1998                                                      200,000

Expired May 1995                                       (500,000)
                                                       --------           -------            -------

Outstanding October 31, 1995                            400,000           700,000            500,000
                                                       ========           =======            =======

(a) Issued pursuant to Investment Banking Agreements.

9.       INCOME TAXES

         Income statement presentation of the Company's Income Tax Provision and Deferred Tax Assets and Liabilities are presented in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Deferred Tax Assets consist of the following:

                                                           Year ended October 31,
                                                     -----------------------------------
                                                        1995         1994        1993
                                                     ---------    ---------    ---------
         Net operating loss carryforwards            $ 182,000    $ 210,000    $   --

         Less: valuation allowance                    (182,000)    (210,000)       --
                                                     ---------    ---------    ---------

                                                     $   --       $   --       $   --
                                                     =========    =========    =========


         Reconciliation of the provision for income taxes shown in the financial statements and amounts computed by applying the Federal statutory income tax rates are as follows:

                                                           Year ended October 31,
                                                     -----------------------------------
                                                       1995         1994          1993
                                                     --------     --------     ---------
         Net earnings (loss) before income
            taxes                                    $196,338     $162,064     $(179,601)
                                                     ========     ========     =========


         Provision (credit) for income taxes         $ 79,000     $ 65,000     $ (72,000)

         Operating loss for which no
            benefits were provided                       --           --          72,000

         Benefit provided by net operating
            loss carryforwards                        (79,000)     (65,000)        --
                                                     --------     --------     ---------
                                                     $   --       $   --       $   --
                                                     ========     ========     =========

         Net operating loss carryforwards for Federal Income Tax purposes amounted to approximately $438,000, $604,000 and $441,000 for the years ended October 31, 1995, 1994 and 1993, respectively. These Federal net operating loss carryforwards will expire between 2003 and 2008. Net operating loss carryforwards for state Corporation Income Tax purposes amounted to approximately $355,000, $553,000 and $425,000 for the years ended October 31, 1995, 1994 and 1993, respectively. These state Corporation Income Tax net operating loss carryforwards will expire between 2001 and 2008. Carryover of the Federal and State net operating loss carryforwards are subject to limitations in the event of a change of 50% or more of the corporate ownership, as defined for tax purposes. If such a change were to occur, the Company's ability to use the net operating loss carryforwards may be subject to certain limitations.

10.      ADVERTISING COSTS

         Advertising costs amounted to approximately $341,000, $335,000 and $403,000 for the years ended October 31, 1995, 1994, and 1993, respectively.

11.      RELATED PARTY TRANSACTIONS

         The Company purchases certain of its products from a Japanese company that is a stockholder. Purchases from this company, for the years ended October 31, 1995, 1994, and 1993, were approximately $138,300, $90,000, and $263,000, respectively. In addition, under the terms of a distribution agreement, this company acts as the international sales representative for all of the Company's products for which it earns a 6% commission. For the years ended October 31, 1995, 1994, and 1993, this company was responsible for sales of approximately $303,300, $79,000, and $302,000, respectively, and commissions paid to this company were approximately $80,000, $60,000, and $36,000, respectively.

         Under the terms of a 1992 joint development agreement, the Company jointly developed a product with a Japanese company that is a stockholder. The Company was to be reimbursed 50% of the actual design and development costs up to a maximum of $95,000. At October 31, 1994, the Company had an accounts receivable from this company of $47,500 which was paid during 1995.

12.      ROYALTIES

         In 1992, the Company instituted suits in the Federal District Court for Eastern Pennsylvania against two companies for infringement of one of the Company's patents. The Company settled one case effective July 1, 1992, and one case effective March 31, 1994 on terms management believes are favorable to the Company. The settlements included, among other terms, payments to the Company of back royalties for sales of the patented products sold, royalties to the Company for prospective sales of patented products and a payment for damages by one of the companies. For the years ended October 31, 1995, 1994, and 1993, the Company earned royalties of approximately $130,000, $324,000, and $66,000, respectively.

13.      EXPORT SALES

         For the years ended October 31, 1995, 1994 and 1993, approximately $1,290,762 or 20%, $1,180,000 or 22%, and $948,000 or 19%,
         respectively, of the Company's sales were to customers located outside of the United States.


14.      FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

         Fourth quarter adjustments included an increase in the accounts receivable reserve of $54,000, an increase to inventory of $115,000 due to the omission of direct labor and overhead, an additional advertising expense of $48,000, and additional depreciation of $70,000.

                                EXHIBIT INDEX
                                -------------

  Exhibit Number                     Description
  --------------                     -----------

         3(a) The Certificate of Incorporation of the Company as amended effective September 29, 1989, filed as Exhibit (3)-2 to Registration No. 33-2653-NY under the Securities Act of 1933 (the "1933 Act"), is hereby incorporated by reference.

         3(b) The Certificate of Incorporation of the Company as amended effective October 13, 1989, filed as Exhibit (3)-3 to Registration No. 33-2653-NY under the 1933 Act, is hereby incorporated by reference.

         4(a) Specimen of amended certificate representing the Company's Common Stock, one-third cent per value, filed as Exhibit (4)-1 to Registration No. 33-2653-NY under the 1933 Act, is hereby incorporated by reference.

         4(b) Mikron Instrument Company, Inc. Common Stock Purchase Warrant, dated as of April 15, 1992, held by Chori Co., Ltd. and Anritsu Meter Company, Ltd., filed as Exhibit 10-E to the Company's Form 8-K Report dated April 15, 1992, as amended in an amendment dated July 10,1992, is hereby incorporated by reference.

         4(c) Mikron Instrument Company, Inc. Common Stock Purchase Warrants, dated as of January 1, 1994, held by Barber & Bronson Incorporated, filed as Exhibit 4(c) to the Company's 10-K Report dated January 27, 1994 and is hereby incorporated by reference.

         10(a) Stock and Warrant Purchase Agreement among Mikron Instrument Company, Inc., Chori Co. Ltd., and Anritsu Meter Company, Ltd. dated as of December 20, 1991 (without exhibits), filed as
                  Exhibit 10-A to the Company's 8-K Report, dated April 15, 1992, as amended in an amendment dated July 10, 1992, is hereby incorporated by reference.


         10(b) Agency Agreement, dated as of April 15, 1992, between Mikron Instrument Company, Inc. and Chori America, Inc., filed as
                  Exhibit 10-B to the Company's Form 8-K Report dated April 15, 1992, as amended in an amendment dated

                  July 10, 1992, is hereby incorporated by reference.*

         10(c) Marketing Agreement, dated as of April 15, 1992, among Mikron Instrument Company, Chori Co., Ltd. and Anritsu Meter Company, Ltd., filed as Exhibit 10-C to the Company's Form 8-K Report dated April 15, 1992, as amended in an amendment dated July 10, 1992, is hereby incorporated by reference.*


         10(d) License and Technical Assistance Agreement, dated as of April 15, 1992, between Mikron Instrument Company, Inc. and Anritsu Meter Company, Ltd., filed as Exhibit 10-D to the Company's Form 8-K Report dated April 15, 1992, as amended in an amendment dated July 10, 1992, is hereby incorporated by reference.*


         10(e) Mikron Instrument Company, Inc. Profit Sharing Plan and Trust Agreement, dated November 18, 1985, filed as Exhibit 10(g) to Registration No. 33-2653-NY under the 1933 Act, and is hereby incorporated by reference.


         10(f) Mikron Instrument Company, Inc. Amended and Restated Profit Sharing Plan and Trust Agreement, dated November 1, 1980, filed as Exhibit 10 (g) to the Company's 10-K Report dated January 28, 1991 and is hereby incorporated by reference.


         10(g) Amended and Restated Employment Agreement between the Company and Donald S. Michael, dated as of December 28, 1990, filed as
                  Exhibit 10 (h) to the Company's 10-K Report dated January 28, 1991 and is hereby incorporated by reference.


         10(h) Amended and Restated Employment Agreement between the Company and Keikhosrow Irani, dated as of December 28, 1990, filed as
                  Exhibit 10 (i) to the Company's 10-K Report dated January 28, 1991 and is hereby incorporated by reference.


         10(i) Settlement Agreement dated as of July 1, 1992 between Mikron Instrument Co., Inc. and Square D Company, filed as Exhibit 10
                  (i) to the Company's 10-K Report dated January 25, 1993 and is hereby incorporated by reference.*

         10(j) Mikron Instrument Company, Inc. 401(K) Profit-Sharing Plan dated January 1, 1993, filed as Exhibit 10(j) to the

                  Company's 10-K Report dated January 27, 1994 and is hereby incorporated by reference.

         10(k) Investment Banking Agreement dated as of January 1, 1994 between Mikron Instrument Company and Barber & Bronson Incorporated, filed as Exhibit 10(k) to the Company's 10-K Report dated January 27, 1994 and is hereby incorporated by reference.

         10(l) Settlement Agreement dated as of March 31, 1994 between Mikron Instrument Company, Inc. and Land Instrument International, Inc., filed as Exhibit 10 to the Company's 8-K Report dated March 31, 1994, as awarded by an Amendment dated June 20, 1994, and is hereby incorporated by reference. *

         10(m) Amended and Restated Employment Agreement and Covenant Not to Compete between Mikron Instrument Company, Inc. and Donald S. Michael dated as of July 24, 1995, filed as Exhibit 10 to the Company's 8-K Report dated November 24, 1995 and is hereby incorporated by reference.

         10(n) Investment Banking Agreement dated as of October 1, 1995 between Mikron Instrument Company, Inc. and Barber & Bronson Incorporated, filed as Exhibit 10 to the Company's 8-K Report dated January 3, 1996 and is hereby incorporated by reference.

         10(o) Mikron Instrument Company, Inc. 401(K) Profit-Sharing Plan, as restated January 1, 1995.



* Portions of these Agreements have received confidential treatment from the Securities and Exchange Commission.