Form 10-Q
period 1996-01-31
MIKRON INSTRUMENT CO INC
filed 1996-03-15
CIK 787809

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 1996

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACTO OF 1934

                For the transition period from         to

                         Commission file number: 0-15486

                         MIKRON INSTRUMENT COMPANY, INC.
             (Exact Name of Registrant as Specified in its Charter)

          New Jersey                                              22-1895668
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                   16 Thornton Road, Oakland, New Jersey 07436
               (Address of Principal Executive Office) (Zip Code)

                                 (201) 405-0900
               (Registrant's telephone number including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes    x           No
                  -------           --------

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of January 31, 1996 was 3,654,200 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                         Page Number
                                                                     -------------------

PART I - FINANCIAL INFORMATION

  Balance Sheet - January 31, 1996 and October 31, 1995                        1

  Statement of Operations - Three months ended January 31, 1996
  and 1995                                                                     2

  Statement of Cash Flows - Three months ended January 31, 1996
  and 1995                                                                     3

  Notes to Financial Statements                                                4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                         5

PART II - OTHER INFORMATION                                                    6

SIGNATURES                                                                     7

                        MIKRON INSTRUMENTS COMPANY, INC.

                                 BALANCE SHEETS

                                                                 January 31,
                                                                    1996      October 31,
                                                                 (Unaudited)     1995
                                                                 ----------   ----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $  275,496   $  463,832
   Investment securities                                            349,750      400,000
   Trade accounts receivable, less allowance for
       doubtful accounts of $107,000 in 1996 and 1995             1,129,293    1,146,121
   Inventories                                                    2,246,301    2,070,365
   Prepaid expenses and other current assets                         28,659       28,142
                                                                 ----------   ----------
       TOTAL CURRENT ASSETS                                       4,029,499    4,108,460

PROPERTY AND EQUIPMENT, net                                         201,712      110,383

OTHER ASSETS                                                        125,000      137,500
                                                                 ----------   ----------
                                                                 $4,356,211   $4,356,343
                                                                 ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                      $  762,602   $  780,686
   Current maturity of long-term liability                           50,000       50,000
                                                                 ----------   ----------
       TOTAL CURRENT LIABILITIES                                    812,602      830,686
                                                                 ----------   ----------
LONG-TERM LIABILITY                                                  87,500      100,000
                                                                 ----------   ----------
COMMITMENTS

STOCKHOLDERS' EQUITY
   Common stock, $.003 par value;
       authorized  - 15,000,000 shares; issued and outstanding
       3,654,200 shares in 1996 and 1995                             12,181       12,181
   Additional paid-in capital                                     3,151,831    3,151,831
   Retained earnings                                                292,097      261,645
                                                                 ----------   ----------
       TOTAL STOCKHOLDERS' EQUITY                                 3,456,109    3,425,657
                                                                 ----------   ----------
                                                                 $4,356,211   $4,356,343
                                                                 ==========   ==========

                       See notes to financial statements.

                        MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                            Three months ended
                                                January 31,
                                          -----------------------
                                             1996         1995
                                          ----------   ----------
REVENUES:
    Net sales                             $1,608,561   $1,341,450

    Royalties                                 25,000       32,721
    Investment income                          9,620        7,854
                                          ----------   ----------
        TOTAL REVENUES                     1,643,181    1,382,025
                                          ----------   ----------
COSTS AND EXPENSES:
    Cost of goods sold                       722,615      615,115
    Selling, general and administrative      776,969      646,169
    Research and development                 113,145      101,722
                                          ----------   ----------
        TOTAL COSTS AND EXPENSES           1,612,729    1,363,006
                                          ----------   ----------
NET INCOME (LOSS)                         $   30,452   $   19,019
                                          ==========   ==========
NET INCOME (LOSS) PER SHARE               $     0.01   $     0.01
                                          ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES          3,734,856    3,688,050
                                          ==========   ==========


                       See notes to financial statements.

                        MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                         Three months ended
                                                                            January 31,
                                                                       ----------------------
                                                                          1996        1995
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $  30,452    $  19,019
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depreciation                                                      17,083       15,804
        Amortization                                                      12,500         --
                                                                       ---------    ---------
                                                                          60,035       34,823

   Changes in assets and liabilities:
     (Increase) decrease in trade accounts receivable                     16,828      (64,481)
     (Increase) decrease in inventories                                 (175,936)    (275,569)
     (Increase) in prepaid and other current assets                         (517)        (306)
     Increase (decrease) in accounts payable and accrued liabilities     (18,083)     147,008
                                                                       ---------    ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        (117,673)    (158,525)
                                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (108,413)      (8,007)
   Decrease in Long-Term Liability                                       (12,500)        --
                                                                       ---------    ---------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                        (120,913)      (8,007)
                                                                       ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (238,586)    (166,532)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                            863,832      876,513
                                                                       ---------    ---------
CASH AND CASH EQUIVALENTS - END OF YEAR                                $ 625,246    $ 709,981
                                                                       =========    =========

                       See notes to financial statements.

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 1996

                                   (Unaudited)

1.       BASIS OF PRESENTATION

                  The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

                  Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of October 31, 1995 contained in the Company's Annual Report on Form 10-K.

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

a.       Results of Operations

                  Net sales for the quarter ended January 31, 1996 were $1,608,000 as compared to net sales of $1,341,000 for the quarter ended January 31, 1995. The cost of sales was 45% as compared to 46% for the comparable 1995 period. The increase in sales was due to better economic climate.

                  Selling, general and administrative expenses for the three months ended January 31, 1996 were $777,000 as compared to $646,200 for the same 1995 period. The increase represents normal salary adjustments, hiring new people for the sales and quality control departments and write-off of promotional materials.

                  Research and development expenses for the quarter ended January 31, 1996 were $113,000 as compared to $102,000 for the quarter ended January 31, 1995. The increase is attributable to the Company's efforts to develop new infrared thermometers.

                  Other income for the three month period ended January 31, 1996 was $34,600. This represents $25,000 of royalty income and $9,600 of investment income.

b.       Material Change in Financial Condition, Liquidity and Capital Resources

                  The Company's working capital decreased from $3,278,000 at October 31, 1995 to $3,217,000 at January 31, 1996.

                  At January 31, 1996, the Company's capital resources and its sources of liquidity was $625,000 in cash and temporary cash investments.

                  Management does not believe that a return of inflation will have a material adverse effect on the Company's operations because it believes that the Company will be able to increase its selling prices to reflect most increases in its cost.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS - NONE

Item 2 - CHANGE IN SECURITIES - NONE

Item 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

Item 5 - OTHER INFORMATION - NONE

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

                       (a) Exhibit No. 11 - Statement re: Computation of per share earnings incorporated by reference to statement of income filed as part of this quarterly report on Form 10-Q.

                       (b) During the quarter ended January 31, 1996, the Registrant filed two reports on Form 8-K:

                                    (i) In an 8-K Report dated November 24,
                                    1995, the Registrant reported on "Changes in Control of Registrant" under Item 1, certain "Other Events" under Item 5, and enclosed as
                                    Exhibit 10 under Item 7 an "Amended and
                                    Restated Employment Agreement and Covenant
                                    Not to Compete between Mikron Instrument
                                    Company, Inc. And Donald S. Michael dated as of July 24, 1995."

                                    (ii) In an 8-K Report dated January 3, 1996, the Registrant reported on "Changes in Control of Registrant" under Item 1 and enclosed as Exhibit 10 under Item 7 an "Investment Banking Agreement dated as of October 1, 1995 between Mikron Instrument Company, Inc. and Barber and Bronson Incorporated."

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MIKRON INSTRUMENT COMPANY, INC.

                                   /s/ Keikhosrow Irani
                                   ---------------------------------------------
                                   Keikhosrow Irani, President, as Registrant's,
                                               duly authorized officer

                                   /s/ Douglas Frank
                                   ---------------------------------------------
                                        Douglas Frank, Vice President and
                                                   Sales Manager

                                    /s/ Alex Wu
                                   ---------------------------------------------
                                                 Alex Wu, Treasurer

                                 EXHIBIT INDEX

Exhibit No.                      Description
----------                       -----------
EX-27                            Financial Data Schedule