Form 10-Q
period 1996-04-30
MIKRON INSTRUMENT CO INC
filed 1996-06-12
CIK 787809

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 1996
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  Yes    X                       No

         The number of shares of registrant's Common Stock, $.003 par value, outstanding as of April 30, 1996 was 3,654,200 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                        Page No.
PART I - FINANCIAL INFORMATION:
         Balance Sheet - April 30, 1996 and October 31, 1995                   1
         Statement of Operations - Three months and six months ended
         April 30, 1996 and 1995                                               2
         Statement of Cash Flows - Six months ended
         April 30, 1996 and 1995                                               3
         Notes to Financial Statements                                         4
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              5-6
PART II - OTHER INFORMATION                                                    7
SIGNATURES                                                                     8

                         MIKRON INSTRUMENT COMPANY, INC.

                                 BALANCE SHEETS




                                                                                                     April 30,
                                                                                                       1996            October 31,
                                                                                                    (Unaudited)           1995
                                                                                                  ----------------   ---------------


CURRENT ASSETS:
     Cash and cash equivalents                                                                  $         155,038  $         463,832
     Investment securities                                                                                100,000            400,000
     Trade Accounts receivable, less allowance for doubtful
         accounts of $107,000 in 1996 and 1995                                                          1,136,249          1,146,121
     Inventories                                                                                        2,363,733          2,070,365
     Prepaid expenses and other current assets                                                             99,033             28,142
                                                                                                  ----------------   ---------------
           TOTAL CURRENT ASSETS                                                                         3,854,053          4,108,460

PROPERTY AND EQUIPMENT                                                                                    231,252            110,383

OTHER ASSETS                                                                                              112,500            137,500
                                                                                                  ----------------   ---------------

                                                                                                $       4,197,805  $       4,356,343
                                                                                                  ================   ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                      $         739,325  $         780,686
     Current maturity of long-term liability                                                               50,000             50,000
                                                                                                  ----------------   ---------------
           TOTAL CURRENT LIABILITIES                                                                      789,325            830,686
                                                                                                  ----------------   ---------------

LONG-TERM LIABILITY                                                                                        75,000            100,000
                                                                                                  ----------------   ---------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Common stock, $.003 par value,
         authorized 15,000,000 shares, 3,654,200 shares
         issued and outstanding in 1996 and 1995                                                           12,181             12,181
     Paid-in capital                                                                                    3,151,831          3,151,831
     Retained earnings                                                                                    169,468            261,645
                                                                                                  ----------------   ---------------
           TOTAL STOCKHOLDERS' EQUITY                                                                   3,333,480          3,425,657
                                                                                                  ----------------   ---------------

                                                                                                $       4,197,805  $       4,356,343
                                                                                                  ================   ===============










                       See notes to financial statements.

                        MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                       Three months ended                  Six months ended
                                                                           April 30,                          April 30,
                                                               -----------------------------------  --------------------------------
                                                                    1996               1995              1996              1995
                                                               ----------------   ----------------  ---------------   --------------

REVENUES:
     Net sales                                               $       1,647,936  $       1,762,895   $    3,256,497   $    3,104,344
     Royalties                                                          59,803             30,186           84,803           64,682
     Investment income                                                   4,187              8,939           13,807           16,793
                                                               ----------------   ----------------  ---------------  ---------------
         TOTAL REVENUES                                              1,711,926          1,802,020        3,355,107        3,185,819
                                                               ----------------   ----------------  ---------------  ---------------


COSTS AND EXPENSES:
     Cost of goods sold                                                865,094            782,764        1,587,709        1,397,879
     Selling, general and administrative                               819,214            751,615        1,596,183        1,399,559
     Research and development                                          150,247            105,725          263,392          207,447
                                                               ----------------   ----------------  ---------------  ---------------
         TOTAL COSTS AND EXPENSES                                    1,834,555          1,640,104        3,447,284        3,004,885
                                                               ----------------   ----------------  ---------------  ---------------

NET INCOME (LOSS)                                            $        (122,629) $         161,916   $      (92,177)  $      180,934
                                                               ================   ================  ===============  ===============

NET INCOME (LOSS) PER SHARE                                  $           (0.03) $            0.04   $        (0.02)  $         0.05
                                                               ================   ================  ===============  ===============

NUMBERS OF SHARES USED IN
     COMPUTATION                                                     3,734,856          3,688,050        3,734,856        3,688,050
                                                               ================   ================  ===============  ===============



















                       See notes to financial statements.

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                                         Six months ended
                                                                                                            April 30,
                                                                                                -----------------------------------
                                                                                                     1996               1995
                                                                                                ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                               $         (92,177) $         180,934
                                                                                                ----------------   ----------------
     Adjustments  to  reconcile  net  income  to  net  cash  used  in  operating activities:
            Depreciation                                                                                 42,026             31,832
            Amortization                                                                                 25,000                  -

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                                       9,872           (268,507)
         (Increase) decrease in inventories                                                            (293,368)          (104,737)
         (Increase) decrease in prepaid expenses and other assets                                       (70,891)           (16,909)
         Increase (decrease) in accounts payable and accrued expenses                                   (41,361)           138,319
                                                                                                ----------------   ----------------
              NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                         (420,899)           (39,068)
                                                                                                ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                (162,895)           (14,161)
     Decrease in long-term liability                                                                    (25,000)                 -
                                                                                                ----------------   ----------------
         NET CASH FROM INVESTING ACTIVITIES                                                            (187,895)           (14,161)
                                                                                                ----------------   ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (608,794)           (53,229)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        863,832            876,513
                                                                                                ----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $         255,038  $         823,284
                                                                                                ================   ================



















                       See notes to financial statements.

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 1996

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

2.       EARNINGS (LOSS) PER SHARE

                  Per share information is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during the respective periods.

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

         a. Results of Operations

                  Net sales for the quarter ended April 30, 1996 were $1,648,000 as compared to net sales of $1,763,000 for the quarter ended April 30, 1995. The cost of sales as a percentage of net sales for the 1996 period was 52% as compared to 44% for the comparable 1995 period. Net sales for the six months ended April 30, 1996 were $3,256,000 as compared to net sales of $3,104,000 for the six months ended April 30, 1995. The cost of sales as a percentage of net sales for the six months ended April 30, 1996 was 49% as compared to 45% for the comparable 1995 period. The increase in cost of sales as a percentage of net sales for the three and six months ended April 30, 1996 is due to the hiring of several people for production to reduce backlog and improve delivery time.

                  Selling, general and administrative expenses for the three and six month periods ended April 30, 1996 were $819,000 and $1,596,000 as compared to $751,000 and $1,400,000 for the respective 1995 periods. The increase in the three and six month periods ended April 30, 1996 is due to Mikron's relocation from Wyckoff, New Jersey to Oakland, New Jersey. Costs of the move are estimated at $120,000. During the six month period the Company implemented a new Quality System and received certification to ISO 9001. Costs of the effort are estimated at $70,000. This certification will assist in the Company's efforts to grow sales both domestically and internationally. Expenses of $7,500 have also been incurred as part of an ongoing project to have products tested and certified to the new CE standard for products sold into European Markets.

                  Research and development expenses for the quarter ended April 30, 1996 were $150,000 as compared to $105,000 for the quarter ended April 30, 1995. As for the six months ended April 30, 1996, research and development expenses were $263,000 as compared to $207,000. The increases in the three and six month periods ended April 30, 1996 over the comparable 1995 periods is attributable to the Company's efforts to develop new infrared thermometers.

                  Other income for the six months ended April 30, 1996 was $99,000, as compared to $81,000 for the six months ended April 30, 1996. This represents $85,000 of royalty income and $14,000 of investment income for the six months ended April 30, 1996, compared to $65,000 of royalty income and $16,000 of investment income for the six months ended April 30, 1995.

         b. Material Change in Financial Condition, Liquidity and Capital Resources

                  The Company's working capital decreased from $3,278,000 at October 31, 1995 to $3,065,000 at April 30, 1996. This is primarily due to the relocation of the entire Company and purchase of new machinery and equipment.

                  At April 30, 1996,  the  Company's  capital  resources and its
         sources  of  liquidity  was  $255,000  in  cash  and   temporary   cash
         investments.

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

     (a)  None.

     (b)  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MIKRON INSTRUMENT COMPANY, INC.


                                         \s\ Keikhosrow Irani
                                         ------------------------------------
                                         Keikhosrow Irani, President, as
                                         Registrant's duly authorized officer


                                         \s\ Douglas Frank
                                         ------------------------------------
                                         Douglas Frank, Vice President
                                         and Sales Manager


                                         \s\ Alex Wu
                                         ------------------------------------
                                         Alex Wu, Treasurer