Form 10-Q
period 1996-07-31
MIKRON INSTRUMENT CO INC
filed 1996-09-17
CIK 787809

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 1996
                                       OR

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
         State or other jurisdiction of             (I.R.S. Employer
          corporation or organization               Identification No.)

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

                  Yes    X                       No

         The number of shares of registrant's Common Stock, $.003 par value, outstanding as of July 31, 1996 was 3,654,200 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                        Page No.
PART I - FINANCIAL INFORMATION:
         Balance  Sheet - July 31, 1996 and  October  31,  1995           1
         Statement of Operations  - Three months and nine months
         ended July 31, 1996 and 1995                                     2
         Statement  of Cash Flows - Nine months ended July 31,
         1996 and 1995                                                    3
         Notes to Financial Statements                                    4
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             5-6
PART II - OTHER INFORMATION                                               7
SIGNATURES                                                                8

                         MIKRON INSTRUMENT COMPANY, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                                            July 31,
                                                                              1996            October 31,
                                                                           (Unaudited)           1995
                                                                        ----------------   ----------------

CURRENT ASSETS:
     Cash and cash equivalents                                          $       223,595    $       463,832
     Investment securities                                                            -            400,000
     Trade accounts receivable, less allowance for doubtful
         accounts of $107,000 in 1996 and 1995                                1,132,839          1,146,121
     Inventories                                                              2,337,811          2,070,365
     Prepaid expenses and other current assets                                   61,801             28,142
                                                                        ----------------   ----------------
           TOTAL CURRENT ASSETS                                               3,756,046          4,108,460

PROPERTY AND EQUIPMENT                                                          244,626            110,383

OTHER ASSETS                                                                    100,000            137,500
                                                                        ----------------   ----------------
                                                                        $     4,100,672    $     4,356,343
                                                                        ================   ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable and accrued expenses                              $       578,403    $       780,686
     Current maturity of long-term liability                                     50,000             50,000
                                                                        ----------------   ----------------
           TOTAL CURRENT LIABILITIES                                            628,403            830,686
                                                                        ----------------   ----------------

LONG-TERM LIABILITY                                                              62,500            100,000
                                                                        ----------------   ----------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Common stock, $.003 par value,
         authorized 15,000,000 shares, 3,654,200 shares
         issued and outstanding in 1996 and 1995                                 12,181             12,181
     Paid-in capital                                                          3,151,831          3,151,831
     Retained earnings                                                          245,757            261,645
                                                                        ----------------   ----------------
           TOTAL STOCKHOLDERS' EQUITY                                         3,409,769          3,425,657
                                                                        ----------------   ----------------

                                                                        $     4,100,672    $     4,356,343
                                                                        ================   ================





                       See notes to financial statements.
                                      -1-

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                              Three months ended                   Nine months ended
                                                                   July 31,                             July 31,
                                                     --------------------------------------------------------------------------
                                                           1996               1995                1996               1995
                                                     ----------------   ----------------    ---------------    ----------------
REVENUES:
     Net sales                                       $     1,942,110    $     1,508,411     $    5,198,607     $     4,612,755
     Royalties                                                44,265             37,192            129,068             101,876
     Investment income                                         1,076             12,440             14,883              29,232
                                                     ----------------   ----------------    ---------------    ----------------
         TOTAL REVENUES                                    1,987,451          1,558,043          5,342,558           4,743,863
                                                     ----------------   ----------------    ---------------    ----------------


COSTS AND EXPENSES:
     Cost of goods sold                                      979,214            744,459          2,566,923           2,142,338
     Selling, general and administrative                     789,091            720,605          2,385,274           2,120,164
     Research and development                                142,856            112,018            406,248             319,465
                                                     ----------------   ----------------    ---------------    ----------------
         TOTAL COSTS AND EXPENSES                          1,911,161          1,577,082          5,358,445           4,581,967
                                                     ----------------   ----------------    ---------------    ----------------

NET INCOME (LOSS)                                    $        76,290    $       (19,039)    $      (15,887)    $       161,896
                                                     ================   ================    ===============    ================

NET INCOME (LOSS) PER SHARE                          $          0.02    $         (0.01)    $        (0.00)    $          0.04
                                                     ================   ================    ===============    ================

NUMBERS OF SHARES USED IN
     COMPUTATION                                           3,734,856          3,688,050          3,734,856           3,688,050
                                                     ================   ================    ===============    ================






















                       See notes to financial statements.
                                       -2-

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                                        Nine months ended
                                                                                                             July 31,
                                                                                                -----------------------------------
                                                                                                     1996               1995
                                                                                                ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                          $       (15,887)   $       161,896
                                                                                                ----------------   ----------------
     Adjustments  to  reconcile  net  income  to  net  cash  used  in  operating activities:
            Depreciation                                                                                 66,835             31,832
            Amortization                                                                                 37,500                  -

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                                      13,282            125,563
         (Increase) decrease in inventories                                                            (267,446)          (146,543)
         (Increase) decrease in prepaid expenses and other assets                                       (33,660)            30,002
         Increase (decrease) in accounts payable and accrued expenses                                  (202,283)            50,070
                                                                                                ----------------   ----------------
              NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                         (401,659)           252,820
                                                                                                ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                (201,078)           (10,337)
     Decrease in long-term liability                                                                    (37,500)                 -
                                                                                                ----------------   ----------------
         NET CASH FROM INVESTING ACTIVITIES                                                            (238,578)           (10,337)
                                                                                                ----------------   ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (640,237)           242,483

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        863,832            876,513
                                                                                                ----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $       223,595    $     1,118,996
                                                                                                ================   ================



















                       See notes to financial statements.
                                       -3-

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 1996

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

a.   Results of Operations

                  Net sales for the quarter ended July 31, 1996 were $1,942,000 as compared to net sales of $1,508,000 for the quarter ended July 31, 1995. The cost of sales as a percentage of net sales for the 1996 period was 50% as compared to 49% for the comparable 1995 period. Net sales for the nine months ended July 31, 1996 were $5,199,000 as compared to net sales of $4,613,000 for the nine months ended July 31, 1995. The cost of sales as a percentage of net sales for the nine months ended July 31, 1996 was 49% as compared to 46% for the comparable 1995 period. The increase in cost of sales as a percentage of net sales for the three and nine months ended July 31, 1996 is due to the hiring of several people for production to reduce backlog and improve delivery time.

                  Selling, general and administrative expenses for the three and nine month periods ended July 31, 1996 were $789,000 and $2,385,000 as compared to $721,000 and $2,120,000 for the respective 1995 periods. The increase in the three and nine month periods ended July 31, 1996 is due to Mikron's relocation from Wyckoff, New Jersey to Oakland, New Jersey. Costs of the move were $120,000. During the six month period the Company implemented a new Quality System and received certification to ISO 9001. Costs of the effort are estimated at $70,000. This certification will assist in the Company's efforts to grow sales both domestically and internationally. Expenses of $10,000 have also been incurred as part of an ongoing project to have products tested and certified to the new CE standard for products sold into European Markets.

                  Research and development expenses for the quarter ended July 31, 1996 were $143,000 as compared to $112,000 for the quarter ended July 31, 1995. As for the nine months ended July 31, 1996, research and development expenses were $406,000 as compared to $319,000. The increases in the three and nine month periods ended July 31, 1996 over the comparable 1995 periods is attributable to the Company's efforts to develop new infrared thermometers.

                  Other income for the nine months ended July 31, 1996 was $144,000, as compared to $131,000 for the nine months ended July 31, 1996. This represents $129,000 of royalty income and $15,000 of investment income for the nine months ended July 31, 1996, compared to $102,000 of royalty income and $29,000 of investment income for the nine months ended July 31, 1995.

b.   Material Change in Financial Condition, Liquidity and Capital Resources

                  The Company's working capital decreased from $3,278,000 at October 31, 1995 to $3,128,000 at July 31, 1996. This is primarily due to the relocation of the entire Company and purchase of new machinery and equipment.

                  At July 31, 1996, the Company's capital resources and its sources of liquidity was $224,000 in cash.

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

           (a)    None

           (b)    None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MIKRON INSTRUMENT COMPANY, INC.




                                     \s\ Keikhosrow Irani
                                     -------------------------------
                                     Keikhosrow Irani, President, as
                                     Registrant's duly authorized officer


                                     \s\ Douglas Frank
                                     -------------------------------
                                     Douglas Frank, Vice President
                                     and Sales Manager


                                     \s\ Alex Wu
                                     -------------------------------
                                     Alex Wu, Treasurer