Form 10KSB
period 1996-10-31
MIKRON INSTRUMENT CO INC
filed 1997-01-29
CIK 787809

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-KSB
                                  -----------
                         ANNUAL OR TRANSITIONAL REPORT
           (MARK ONE)

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                                       OR
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-15486

                        MIKRON INSTRUMENT COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NEW JERSEY                                        22-1895668
         ----------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

16 THORNTON ROAD, OAKLAND, NJ                                 07436
-----------------------------                                 -----
(Address of principal executive offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 405-0900

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                                                Name of each exchange on
         Title of each class                                       which registered
         -------------------                                       ----------------
         Common Stock, one-third cent par value                 Nasdaq Small-Cap Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  --   --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the most recent fiscal year were  $7,135,353.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 17, 1997, based upon the average bid and asked prices of such stock on that date was $9,592,275.

The number of shares of the registrant's Common Stock outstanding as of January 17, 1997 was 3,654,200.

Transitional Small Business Disclosure Format   Yes   No X
                                                   --   --

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Mikron Instrument Company, Inc. (the "Company") a New Jersey corporation organized in 1969, develops, manufactures, markets and services equipment and instruments for non-contact temperature measurement. The Company's products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. The predominant market for the Company's hand-held infrared thermometers is industrial quality control applications and maintenance. The Company also markets its products to laboratories and original equipment manufacturers, both domestic and foreign, where "fixed" infrared thermometers are incorporated as integral components of production equipment.

         The Company also manufactures high resolution thermal imaging products under the name of Pyrovision(R), and manufactures and/or markets calibration sources and a variety of accessories and optional equipment for its infrared thermometers. Pyrovision(R) is a registered trademark of the Company.

PRODUCT DESIGN

         Although the Company has developed a line of infrared thermometry products for many scientific and industrial applications, all such products operate in essentially the same way. All physical objects emit infrared radiation. The amount of such radiation is a function of the surface temperature of each such object. The Company's infrared thermometry products detect and measure such radiation, convert it into an electrical signal and translate the signal into a temperature reading of the target surface of the object, all without contact with the object. The basic components of a Company infrared thermometer consist of a lens and mirrors or a fiber optic assembly for focusing on the object, an infrared detector head which converts the infrared radiation emitted from the surface of the focused object into an electrical signal, electrical circuitry, a meter or output indicator, and the housings for these components.

         The Company sells two basic kinds of infrared thermometers: "portable" units and "fixed" units and product sales are a mix of portable and fixed infrared thermometers and calibration sources. The different models in the Company's product line have each been designed with different focusing methods, detectors, electrical circuitry, indicators and housings so as to optimize performance under different applications, sets of conditions or temperature ranges.

         The portable units are battery-powered with digital meters and are hand-held for temperature measurement of target surfaces typically in a laboratory or industrial facility. The price range of the Company's portable units is between $1,275 and $5,000.

         The fixed units are externally powered, have electrical outputs instead of meters and are permanently incorporated as an integral component of a machine or on a production line. The price range of the fixed units manufactured by the Company is between $225 and $7,000.

CURRENT PRODUCT OFFERINGS

         The Company has introduced a number of new products in the past few years, and continues to expand existing product lines, that management believes will contribute to its sales.

         In September 1996, the Company introduced the Mikron Model M385, an ultra-precision, low temperature blackbody calibration standard. This calibration source is designed for applications in metrology laboratories as well as medical, life sciences and environmental science disciplines.

         In October 1995, the Company introduced the Mikron Model M68L, a new product line of fiber optic infrared sensors. This unit offers two high temperature spectral response ranges and offers dual temperature ranges in each unit. They are excellent for applications in the glass industry, induction heating and in hazardous environments. Pricing starts at approximately $1,990.

         In October of 1995, the Mikron Model M9000 Pyrovision(R) Thermal Imaging system was formally introduced to the marketplace. This high temperature thermal imaging system operates in the range of 600 degrees C to 2400 degrees C. Its unique near infrared imaging, high speed and excellent spatial resolution offer significant advantages over conventional imagers. Price range of this product is between $25,000 and $50,000.

         In 1994, the Company introduced the Mikron M100 IR-Man, a hand-held series of non-contact infrared thermometers with precision laser sighting. The principal application of this product is in preventative maintenance. IR-Man(R) is a registered trademark of the Company.

         The Mikron M380 Series of freezing point blackbody calibration sources was introduced in 1993. It is used for setting and verifying the accuracy of calibration of infrared equipment to national standards.

         The Model M190-TS was introduced in 1995 as a transfer standard for calibration laboratories. It allows laboratories and national standards laboratories to accurately transfer the calibration of one blackbody source to another. It has been sold to national standards laboratories around the world.

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

         The Company's products are sold through a network of approximately 85 independent sales representatives and distributors worldwide. The sales activities of such sales representatives and distributors are coordinated by five employees of the Company, who are also directly responsible for the balance of the Company's sales. The Company promotes its products through printed advertisements in selected industrial and trade journals. The Company also promotes its products by participating in national and international trade shows. In fiscal year 1996, the Company continued its marketing program by maintaining promotional and sales campaigns to increase market awareness of the use of non-contact thermometry devices.

         During each of its fiscal years 1995 and 1996, the Company had approximately 1,000 customers, none of which accounted for more than 10% of its sales. The Company estimates that it currently has an active customer base of 3,000 customers. The loss by the Company of any single customer would not have a materially adverse effect on the Company.

         In fiscal 1996, approximately 18% of the Company's sales were to customers outside of the United States, as compared to approximately 20% in fiscal 1995. The Company has taken steps to strengthen its sales outside the United States through appointment of sales representatives, additional promotional activities and technical training of representatives. As a significant portion of the business is done through known accounts, in dollars, and the balance is sold on letter of credit terms, there is little credit or currency risk associated with this business. International exchange rates have made exports from the United States more viable than in the past, and the Company intends to take advantage of this situation.

COMPETITION

         Infrared thermometry equipment and instruments similar to the Company's products are currently available from other manufacturers, some of whom are larger and have greater financial and technological resources than the Company.

         The Company believes that its sales constitute a small percentage of the worldwide market for infrared thermometry products. The primary competitive factors with respect to infrared thermometry products are accuracy, sensitivity, response time, quality control and the availability of products which optimize performance in specific applications, conditions and temperature ranges. Although the Company believes its products compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

         In the past two years there have been a number of new products and competitors entering the low price hand held infrared thermometer market. The Company believes that this trend will continue as this market grows and that higher capabilities at stable or reduced pricing will be critical for process or fixed infrared systems in the next few years. Consequently, strategic marketing and focus will be critical for growth within these product lines.

INVENTORY, SUPPLIES AND MANUFACTURING

         The Company subcontracts the manufacture of almost all of the components that go into its products. The Company's manufacturing operations primarily involve the assembly, testing, quality control, calibration and packaging of materials and components, which are generally available in the marketplace from numerous suppliers and sources. Since the components are readily available from other suppliers and since there are several electronic assembly firms available, a change in suppliers would not have a material effect on the Company's operations. Materials and components necessary for the Company's manufacturing activities have always been available in the past and the Company does not anticipate any future shortages or unavailability in the supply of such materials and components.

         The Company attempts to maintain a sufficient inventory of materials and components so as to be able to fill orders for its products within six weeks after receipt of an order. Its inventory stock is closely monitored by computer, which enables the Company to be consistent in its order response time and to maintain its inventory at desired levels.

QUALITY ASSURANCE

         In May 1996, the Company secured ISO 9001 certification of its Quality Assurance systems. This international customer driven certification, encompasses all operating aspects of the Company's business including sales and marketing, design and engineering, manufacturing, testing and calibration. ISO 9001 certification brings the Company's quality systems and operating systems a level of recognition from most domestic and international customers.

         The Company's principal products have also been tested and certified to meet or exceed CE sensitivity and emissions standards for electro-magnetic interference.

RESEARCH AND DEVELOPMENT

         The Company conducts product development activities to increase the size of its available market through broader product offerings and to cost reduce its products resulting in more competitive pricing and/or better operating margins. For the past year, the Company's research and development activities has been primarily devoted to the development of new infrared thermometry products and the adaptation and enhancement of existing products for new applications.

         The Company believes that its ability to maintain a technological edge in infrared technology and to achieve early market entry with new infrared thermometry products are critical factors to its business. Accordingly, it has been increasing its research and development budget in recent years. The new products introduced by the Company over the last several years, were a direct outgrowth of its research and development program. See "Current Product Offerings."

INTELLECTUAL PROPERTY

         The Company owns two patents covering technology related to its infrared thermometry products, and derives royalty payments from one of its patents. Although neither of these patents is material to the Company's overall business, and there can be no assurance that the Company's patents will provide an adequate measure of protection against competitive technology which could circumvent such patent or that an issued patent would withstand review and be held valid by a court of competent jurisdiction. No other patents have been issued or applied for with respect to any of the Company's products or other proprietary technical information and there is no assurance that any products of the Company will be patentable.

         The protection of proprietary technology and information developed by the Company will be limited to such protection as the Company may be able to secure pursuant to trade secret or copyright laws or under any confidentiality agreements which it may enter. The Company has filed trademarks and trade names for certain of its product names and marks, however, there is no assurance as to the validity, enforceability or lack of infringement of such trade names and trademarks.

         The Company is a party to confidentiality agreements with key personnel and third parties. There can be no assurance that the scope of any such protection the Company is able to secure will be adequate to protect its proprietary information, or that the Company will have the financial resources to engage in litigation against parties who may infringe such proprietary technology or copyrights. In addition, there can be no assurance that others will not develop similar technology independently of the Company. The Company, however, believes that the limited protection of its proprietary technology will not materially affect its business or future prospects. The Company believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

         Mikron(R) is a trademark of the Company which has been registered with the United States Patent and Trademark Office.

EMPLOYEES

         As of October 31, 1996, the Company's staff was comprised of 65 persons, 63 of whom were full time and 2 of whom were part time. Of the total number of employees, 10 are engaged in design engineering and research and development, 33 in manufacturing and production, 5 in marketing and sales, 9 in administration and finance, 3 in customer service and 5 in general office. None of Company's employees are represented by unions. The Company has not experienced any strikes or work stoppages and, in the opinion of the Company's management, has good working relations with its employees.

CERTAIN CONTRACTUAL ARRANGEMENTS

         The Company also has a variety of agreements with Anritsu, Chori and an affiliate of Chori, Chori of America, Inc. ("Chori-America") which includes the transfer of certain technology, the cross-licensing of each other's technology, the marketing of each other's products, and the collection of proceeds from the Company's foreign sales. See "Certain Relationships and Related Transactions."

FORWARD-LOOKING STATEMENTS

         Some of the statements made in this Form 10-KSB are forward-looking in nature, including but not limited to the Company's business strategy, marketing assumptions, product development, plans concerning the commercialization of products, certain financial information and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results are subject to the future occurrence of certain events and scientific results, some or all of which are not predictable or within the Company's control; therefore, actual results may differ materially from those anticipated in any forward-looking statements.

ITEM 2.  PROPERTIES.

         The Company maintains its corporate and administrative facilities at 16 Thornton Road, Oakland New Jersey. The building has approximately 26,397 square feet and is also used for the Company's production and warehouse facilities. The lease, which expires on December 31, 2000, requires the Company to pay real estate taxes, insurance, maintenance and other operating costs. The lease, provides for rent to commence March 1, 1996 at a fixed annual amount of approximately $191,380 payable in equal monthly installments. The Company has an option to renew the lease for an additional five year period with the rent to be paid during the option period to be the fair market rental value of the property as determined by an independent M.A.I. appraiser.

ITEM 3.  LEGAL PROCEEDINGS.

        There are no pending material legal proceedings to which the Company is a party or to which any of its properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MATTERS.

         The Company's Common Stock, is traded on the Nasdaq Small-Cap market under the symbol "MIKR." The following table sets forth the range of high and low closing bid prices for the Company's Common Stock as reported by the Nasdaq Stock Market for the last two fiscal years. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions:


Fiscal Years                         Bid Price
------------                         ---------
                            Low                        High
                            ---                        ----
1997:
-----
First Quarter through
January 17, 1997            $2.38                      $2.87

1996:
-----
First Quarter               $2.00                      $3.88
Second Quarter              $2.50                      $3.88
Third Quarter               $3.56                      $5.13
Fourth Quarter              $2.63                      $3.56

1995:
-----
First Quarter               $1.63                      $ 2.50
Second Quarter              $1.50                      $ 2.00
Third Quarter               $1.63                      $ 2.38
Fourth Quarter              $2.00                      $ 2.31

         On January 17, 1997, the closing bid and asked price quotations for the Company's Common Stock were $2.38 and $2.87, respectively. The Company believes that its Common Stock is held of record by approximately 72 persons, including several brokerage firms holding shares in street name for more than 400 beneficial owners.

DIVIDEND POLICY

       The Company has not, to date, paid nor declared any cash or other dividends on its shares of Common Stock since its inception. The Company has no current plans to pay dividends on its Common Stock and intends to retain earnings, if any, for working capital purposes. Any future determination as to the payment of dividends on the Common Stock will depend upon the results of operations, capital requirements, the financial condition of the Company and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. See also "Business."

OVERVIEW

         The Company, develops, manufactures, markets and services equipment and instruments, including hand-held infrared thermometers, for non-contact temperature measurement. The Company's products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. The Company's predominant markets include industrial quality control applications and maintenance, as well as laboratories and original equipment manufacturers where "fixed" infrared thermometers are incorporated as integral components of production equipment.

RESULTS OF OPERATIONS

  Year Ended October 31, 1996 Compared To Year Ended October 31, 1995

         Net sales for the fiscal year ended October 31, 1996 were $6,943,309, as compared to sales of $6,326.397 for the fiscal year ended October 31, 1995. The increase was attributable to an increasingly aggressive sales effort. The cost of goods consists primarily of the costs of materials associated with the sales and support of the Company's products. The cost of goods as a percentage of net sales for the 1996 period was 48.1% as compared to 42.7% for the comparable 1995 period. The increase was principally the result of a write off of obsolete inventory, increased materials costs and the hiring of additional personnel in order to reduce backlog and improve delivery time.

         Selling, general and administrative expenses consist primarily of the costs of sales, marketing, finance, management and administrative personnel, advertising, promotions, trade shows and facilities expense. For the fiscal year ended October 31, 1996 selling, general and administrative expenses were $3,193,336 as compared to $3,181,441 for the same period in 1995.

         Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. The Company expended $582,711 in fiscal year 1996 as compared with $419,851 for research and development in its 1995 fiscal year. Such expenditures covered both research and development conducted by the Company as well as the costs for contracted research and development. The dollar increase was principally attributable to an increase in the number of personnel associated with the Company's technical development efforts

         Net income for the fiscal year ended October 31, 1996 was $18,589 as compared to $196,338 for the same period in 1995. The decrease was due primarily to the increased cost of goods as a result of the obsolete inventory write off as well as an increase in expenses associated with the Company's aggressive research and development program for fiscal 1996.

 Year Ended October 31, 1995 Compared To Year Ended October 31, 1994

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

LIQUIDITY AND CAPITAL RESOURCES

         In 1996, the Company's cash requirements exceeded cash flow from operations. The Company's cash requirements included equipment needs, furniture and fixtures, and leasehold improvements. The Company's cash deficiency was made up by sales of short term investments and bank borrowing.

         As of October 31, 1996, the Company had cash, cash equivalents and short-term investments of $206,364 as compared to $863,832 at October 31, 1995. In addition, the Company had accounts receivable of $1,248,776 at October 31, 1996 compared to $1146,121 at October 31, 1995.

         As of October 31, 1996, the Company had working capital of $3,115,374 and a backlog of $829,464. Management believes that the Company has adequate resources to meet expected needs and to fund its anticipated research and development efforts for the next 12 months. In the event additional capital is required in excess of cash generated by operations, the Company presently intends to raise such additional capital by continued borrowing arrangements and/or the sale of additional equity securities, although there can be no assurance that the Company will be successful in obtaining additional operating capital on terms acceptable to it.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's balance sheets at October 31, 1996 and 1995 and the related statements of operations, stockholders' equity and statement of cash flows for each of the fiscal years ended October 31, 1996 and 1995 and the report of the independent certified public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section starting at Page F-1 following Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 9 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of the Company are as follows:


            Name                    Age                        Position
            ----                    ----                       --------
Keikhosrow Irani                    60                  President, Chief
                                                        Executive Officer and
                                                        Director

Douglas Frank                       48                  Vice President and Sales
                                                        Manager, Director

Alex Wu                             50                  Treasurer

Sydney V. Stoldt, Jr.               63                  Secretary

Steven N. Bronson                   31                  Director

Alvin Katz                          67                  Director


         Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

         Keikhosrow Irani is a founder of the Company and was its Vice President and a director since its organization in 1969. On August 31, 1995 he became the Company's President and Chief Executive Officer and continues as a Director of the Company. Mr. Irani holds the degree of Master of Science in Electrical Engineering from the University of Missouri.

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

         Steven N. Bronson was appointed to the Company's Board of Directors in September 1996. Mr. Bronson is the President of Barber & Bronson Incorporated, a full service securities brokerage and investment banking firm and has held that position since 1991. Mr. Bronson also sits on the Board of Directors of the Regional Investment Bankers Association, an industry association engaged in capital formation and the distribution of securities. In addition, Steven N. Bronson presently serves as a National Trustee for the Boys and Girls Club of America.

         Alvin Katz was appointed to the Company's Board of Directors in September 1996. Since 1981, he has served as an adjunct professor of business management at Florida Atlantic University. From 1957 to 1976, Mr. Katz was employed by United Parcel Service holding various managerial positions, including District Manager and Corporate Manager of Operations, Planning, Research and Development. Mr. Katz serves on the Board of Directors of Blimpie International, Inc., which is engaged in the franchising and marketing of quick service sandwich restaurants; Amtech Systems, Inc., which is engaged in the semi-conductor industry; BCT International, Inc., a franchisor of thermo graphic printing plants; Ozo Diversified Inc., a manufacturer of depaneling equipment for the computer chip industry and Nastech Pharmaceutical Company Inc., which is engaged in the development, manufacture and marketing of nasally delivered pharmaceuticals. Mr. Katz holds a B.S. in Business Administration degree from New York University and has done graduate work at C.U.N.Y.- Baruch School.

         The Board of Directors of the Company is divided into three classes:
Class A directors, Class B directors and Class C directors. Mr. Irani, a Class A director, was elected for a term expiring in 1989. Since there have been no subsequent elections, Mr. Irani remains in office until his successor shall be elected and duly qualified. Mr. Bronson is also a Class A director. Mr. Katz is a class B director and Mr. Frank is a class C director. The successors to the present directors, when elected, will be elected for staggered three-year terms.

         No family relationship exists between any of the persons described above. The Company's Certificate of Incorporation contains provisions indemnifying its officers, directors, employees and agents against certain liabilities.

ITEM 10 - EXECUTIVE COMPENSATION.

         The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the fiscal year ended October 31, 1996:

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                 Annual Compensation         Compensation
                                                 -------------------            Awards
      Name and Principal Position                                               ------
                         --------                                              Options           All other
                                   Year         Salary          Bonus          (Shares)         Compensation
                                   ----         ------          -----          --------         ------------
Keikhosrow Irani,                  1996        $127,000          __               __                 __
President/Chief Executive
Officer                            1995        $112,008          __               __                 __

                                   1994        $112,000          __               __                 __

         In addition to salary, Mr. Irani has Company paid life insurance and incidental personal use of a Company-leased automobile. In each of fiscal years 1994, 1995, and 1996, the aggregate value of these benefits was less than 10% of the salary of the named executive.

         The Company provides hospitalization, major medical and dental insurance to all employees eligible under a group plan. Premium costs under such group plan attributable to the officer named above are not included in the table.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides the specified information concerning grants of options to purchase the Company's Common Stock during the fiscal year ended October 31, 1996, to the person named in the Summary Compensation Table:

                               Individual Grant in Last Fiscal Year
                               ------------------------------------

                                 % of Total
                                 Options
                                 Granted to
                 Options         Employees        Exercise or
                 Granted         in Fiscal        Base Price      Expiration
Name             (Shares)        Year             ($/Sh)          Date
----             --------        ----------       ----------      -----------
Keikhosrow
Irani                 None             __               __              __

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table provides information related to the number and value of stock options and stock appreciation rights held at fiscal year end by the named executive officer:


                                    Number of Unexercised                Value of Unexercised In-the Money
                                   Options at June 30, 1996                   Options at June 30, 1996
                                   ------------------------                   ------------------------

                             Exercisable          Unexercisable          Exercisable       Unexercisable
                             -----------          -------------          -----------       -------------
Keikhosrow Irani                 None                 None                  None                   None

COMPENSATION OF DIRECTORS

         The Company has not paid and does not presently propose to pay compensation to any director for acting in such capacity, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

         In December, 1996, the Company and Keikhosrow Irani, the Company's President and Chief Executive Officer entered into a five year employment agreement Pursuant to this agreement, Mr. Irani will receive compensation at the rate of $127,000 for calendar year 1997, $130,000 in 1998, $135,000 in
1999, $140,000 in 2000 and $150,000 in 2001. The agreement also provides Mr. Irani with the use of an automobile. Mr. Irani's employment agreement also provide for disability income equal to his base salary for up to six (6) months of disability and, in the event of disability lasting beyond six (6) months or in the event of death of Mr. Irani, the agreement requires a payment of fifty (50%) percent of the total amount of his last three years' salary over a term of three years. The agreement also requires the Company to provide disability and life insurance to Mr. Irani.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors does not have a separate compensation committee. All matters of executive compensation are dealt with by the entire board.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Company's Compensation Committee made no discretionary recommendations regarding executive compensation in the last fiscal year.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

         Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that such filing requirements were not complied with by its executive officers and directors. However, Steven N. Bronson and Long Term Growth Associates were in compliance with the filing requirements of Section 16(a).

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Set forth below is information concerning the Common Stock ownership as of September 5, 1996 by (i) each person who is known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and (iii) all directors and officers of the Company as a group:


                                            Amount and
                                              Nature               Percentage of
     Name of Beneficial Owner (1)          of Beneficial        Outstanding Shares
     ----------------------------          Ownership (1)             Owned (2)
                                           -------------             ---------
Steven N. Bronson (3)(4)                     1,118,060                 28.1%

Long Term Growth Associates (3)(5)            800,000                  21.9%

Keikhosrow Irani (6)                          565,587                  15.5%

Arthur L. Stern, III Trustee(7)               400,000                  10.9%

Chori Co., Ltd. (8)                           350,000                  9.6%

Sidney V. Stoldt, Jr.(9)                      68,845                   (13)

Alvin Katz (10)                               45,000                   (13)

Douglas Frank (11)                             _____                   (13)

Alex Wu (12)                                   _____                   (13)

All Officers and
Directors as a Group
(6 persons)  (12)                            3,347,492                 91.6%

-----------------------------------------------------

(1) All shares are owned beneficially and of record unless indicated otherwise.

(2) Does not give effect to 400,000 shares of Common Stock reserved for issuance pursuant to Warrants issued to Barber & Bronson Incorporated. See "Certain Relationships and Related Transactions."

(3) Mr. Bronson is a principal of Long Term Growth Associates. The address of both of these stockholders is 2101 West Commercial Blvd., Suite 1500, Fort Lauderdale, FL 33309. Information is based upon a Schedule 13D, as amended.

(4) Includes 318,060 shares issuable pursuant to warrants held by Mr. Bronson, which may be exercised within 60 days of the date of this Report. The balance of the shares indicated as owned beneficially by him are shares owned of record by Long Term Growth Associates.

(5) The shares indicated as owned beneficially by Long Term Growth Associates include 400,000 shares held of record and 400,000 shares which this shareholder has an option to purchase from the Donald S. and Jacqueline P. Michael Charitable Remainder Trust.

(6)      The address of this stockholder is c/o the Company.

(7) The address of this stockholder is c/o Katz, Kutter, Haigler, Aderman, Marks & Bryant, P.C. 106 East College Avenue, Suite 1200, Tallahassee, FL 32301. These shares are subject to the option referred to in Note 5 above.

(8) The address of this stockholder is 4-7 Kawaramachi, 2-chome, Chuo-ku, Osaka 541, Japan.

(9) The address of this stockholder is Stoldt & Horan, 401 Hackensack Avenue, Hackensack, New Jersey 07601.

(10) The address of this stockholder is 301 N. Birch Rd., Fort Lauderdale, FL 33309. The wife of Mr. Katz owns approximately a 6% equity interest in Long Term Growth Associates.

(11)     The address of this stockholder is c/o the Company.

(12)     The address of this stockholder is c/o the Company.

(13) Represents less than 1% of the outstanding shares of the Company's Common Stock.

ITEM 12 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has retained Barber & Bronson Incorporated, a broker-dealer of Fort Lauderdale, Florida and one of the existing market makers in the Company's Common Stock, ("Barber & Bronson"), its exclusive investment banker until September 30, 1998. Under this agreement, Barber & Bronson will provide the Company with standard investment banking and financial advisory services. The Company will pay Barber & Bronson $1,000 per month and has issued to certain principals of Barber & Bronson warrants to purchase 400,000 shares of the Company's Common Stock, under this and a predecessor agreement, at prices varying from $0.81 per share to $2.50 per share. The Agreement also provides for additional compensation to Barber & Bronson in the event it, at the request of the Company, provides additional services. Steven N. Bronson, a director of the Company is a principal of Barber & Bronson Incorporated.

         The Company has a variety of agreements with Chori, Anritsu and Chori-America. Chori is an owner of more than five percent (5%) of the Common Stock of the Company. During fiscal year 1996, the Company purchased approximately $80,100 of products from or through Chori. The Company paid Chori and Chori-America approximately $62,000, in commissions during fiscal year 1996.

ITEM 13 -  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits required by Item 601 of Regulation S-B

         3.1 The Certificate of Incorporation of the Company as amended effective September 29, 1989., filed as Exhibit (3)-2 to Registration No. 33-2653-NY under the Securities Act of 1933

                (the "1933 Act"), is hereby incorporated by reference.

         3.2 The Certificate of Incorporation of the Company as amended effective October 13, 1989, filed as Exhibit (3)-3 to Registration No. 33-2653-NY under the 1933 Act, is hereby incorporated by reference.

         4.1 Specimen of amended certificate representing the Company's Common Stock, one-third cent per value, filed as Exhibit (4)-1 to Registration No. 33-2653-NY under the 1933 Act, is hereby incorporated by reference.

         4.2 Mikron Instrument Company, Inc. Common Stock Purchase Warrants, dated as of January 1, 1994, held by Barber & Bronson Incorporated, filed as Exhibit 4(c) to the Company's 10-K Report dated January 27, 1994 and is hereby incorporated by reference.

        10.1 Agency Agreement, dated as of April 15, 1992, between Mikron Instrument Company, Inc. and Chori America, Inc., filed as
                Exhibit 10-B to the Company's Form 8-K Report dated April 15, 1992, as amended in an amendment dated July 10, 1992, is hereby incorporated by reference.

        10.2 License and Technical Assistance Agreement, dated as of April 15, 1992, between Mikron Instrument Company, Inc. and Anritsu Meter Company, Ltd., filed as Exhibit 10-D to the Company's Form 8-K Report dated April 15, 1992, as amended in an amendment dated July 10, 1992, is hereby incorporated by reference.

        10.3 Mikron Instrument Company, Inc. Amended and Restated Profit Sharing Plan and Trust Agreement, dated November 1, 1980, filed as Exhibit 10 (g) to the Company's 10-K Report dated January 28, 1991 and is hereby incorporated by reference.

        10.4 Settlement Agreement dated as of July 1, 1992 between Mikron Instrument Co., Inc. and Square D Company, filed as Exhibit 10
                (i) to the Company's 10-K Report dated January 25, 1993 and is hereby incorporated by reference.

        10.5 Mikron Instrument Company, Inc. 401(K) Profit-Sharing Plan dated January 1, 1993, filed as Exhibit 10(j) to the Company's 10-K Report dated January 27, 1994 and is hereby incorporated by reference.

        10.6 Investment Banking Agreement dated as of January 1, 1994 between Mikron Instrument Company and Barber & Bronson Incorporated, filed as Exhibit 10(k) to the Company's 10-K Report dated January 27, 1994 and is hereby incorporated by reference.

        10.7 Settlement Agreement dated as of March 31, 1994 between Mikron Instrument Company, Inc. and Land Instrument International, Inc., filed as Exhibit 10 to the Company's 8-K Report dated March 31, 1994, as awarded by an Amendment dated June 20, 1994, and is hereby incorporated by reference.

        10.8 Amended and Restated Employment Agreement and Covenant Not to Compete between Mikron Instrument Company, Inc. and Donald S. Michael dated as of July 24, 1995, filed as Exhibit 10 to the Company's 8-K Report dated November 24, 1995 and is hereby incorporated by reference.

        10.9 Investment Banking Agreement dated as of October 1, 1995 between Mikron Instrument Company, Inc. and Barber & Bronson Incorporated, filed as Exhibit 10 to the Company's 8-K Report dated January 3, 1996 and is hereby incorporated by reference.

       10.10 Mikron Instrument Company, Inc. 401(K) Profit-Sharing Plan, as restated January 1, 1995.

       10.11 Employment Agreement between the Company and Keikhosrow Irani, dated as of December 20, 1996

(b)      Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                        MIKRON INSTRUMENT COMPANY, INC.

                              FINANCIAL STATEMENTS



                                                    INDEX
                                                    -----
                                                                                               Page Number
                                                                                            ------------------
 INDEPENDENT AUDITORS' REPORT                                                                     F - 2

 FINANCIAL STATEMENTS:

        Balance Sheet - October 31, 1996 and 1995                                                 F - 3

        Statement of Operations - Years ended
           October 31, 1996, 1995 and 1994                                                        F - 4

        Statement of Stockholders' Equity - Years ended
           October 31, 1996, 1995 and 1994                                                        F - 5

        Statement of Cash Flows - Years ended
           October 31, 1996, 1995 and 1994                                                        F - 6

        Notes to Financial Statements                                                           F - 7-16


All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Mikron Instrument Company, Inc.
Oakland, New Jersey

   We have audited the accompanying balance sheet of Mikron Instrument Company, Inc. as of October 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, the financial position of Mikron Instrument Company, Inc. as of October 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1996 in conformity with generally accepted accounting principles.



                                        Certified Public Accountants
New York, New York
November 27, 1996

                        MIKRON INSTRUMENTS COMPANY, INC.

                                 BALANCE SHEETS


                                                                                      October 31,
                                                                                --------------------------
                                                                                  1996             1995
                                                                                ---------      -----------
                                         ASSETS
                                         ------

CURRENT ASSETS:
  Cash and cash equivalents                                                     $  206,364     $    463,832
  Investment securities                                                                  -          400,000
  Trade accounts receivable, less allowance for
    doubtful accounts of $137,000 and $107,000                                   1,248,776        1,146,121
  Inventories                                                                    2,255,277        2,070,365
  Prepaid expenses and other current assets                                         73,337           28,142
                                                                                 ---------      -----------
    TOTAL CURRENT ASSETS                                                         3,783,754        4,108,460

PROPERTY AND EQUIPMENT, net                                                        293,117          110,383

OTHER ASSETS                                                                        87,500          137,500
                                                                                 ---------      -----------
                                                                                $4,164,371     $  4,356,343
                                                                                 =========      ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                      $  515,057     $    780,686
  Short-term notes payable                                                         100,000                -
  Current portion of long-term debt                                                 50,000           50,000
  Current portion of capital lease obligation                                        3,323                -
                                                                                 ---------      -----------
    TOTAL CURRENT LIABILITIES                                                      668,380          830,686
                                                                                 ---------      -----------

LONG-TERM LIABILITIES:
  Long-term debt                                                                    37,500          100,000
  Capital lease obligation                                                          14,245                -
                                                                                 ---------      -----------
    TOTAL LONG-TERM LIABILITIES                                                     51,745          100,000
                                                                                 ---------      -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.003 par value;
    authorized  - 15,000,000 shares; issued and outstanding
    3,654,200 shares in 1996 and 1995                                               12,181           12,181
  Additional paid-in capital                                                     3,151,831        3,151,831
  Retained earnings                                                                280,234          261,645
                                                                                 ---------      -----------
    TOTAL STOCKHOLDERS' EQUITY                                                   3,444,246        3,425,657
                                                                                 ---------      -----------
                                                                                $4,164,371     $  4,356,343
                                                                                 =========      ===========

                       See notes to financial statements

                        MIKRON INSTRUMENTS COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                                                  Years Ended October 31,
                                                   ----------------------------------------------------
                                                         1996               1995               1994
                                                   ---------------    ------------   ------------------
REVENUES:
  Net sales                                        $      6,943,309    $   6,326,397    $     5,457,422
  Royalties                                                 176,973          130,372            323,953
  Investment income                                          15,071           43,200             13,487
                                                      -------------      -----------     --------------
    TOTAL REVENUES                                        7,135,353        6,499,969          5,794,862
                                                      -------------      -----------     --------------

COSTS AND EXPENSES:
  Cost of goods sold                                      3,340,717        2,702,339          2,596,427
  Selling, general and administrative                     3,193,336        3,181,441          2,670,156
  Research and development                                  582,711          419,851            366,215
                                                      -------------      -----------     --------------
    TOTAL COSTS AND EXPENSES                              7,116,764        6,303,631          5,632,798
                                                      -------------      -----------     --------------

NET INCOME                                         $         18,589    $     196,338    $       162,064
                                                      =============      ===========     ==============

NET INCOME PER SHARE                               $           0.00    $        0.05    $          0.04
                                                      =============      ===========     ==============

WEIGHTED AVERAGE NUMBER OF SHARES                         3,824,775        3,734,856          3,688,050
                                                      =============      ===========     ==============

                       See notes to financial statements

                        MIKRON INSTRUMENT COMPANY, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY




                                                      Common Stock            Additional        Retained            Total
                                                ------------------------        Paid-In         Earnings         Stockholders'
                                                  Shares         Amount         Capital         (Deficit)           Equity
                                                -----------    ---------     ------------    -------------      ---------------
Balance October 31, 1993                         3,654,200       12,181        3,151,165         (96,757)          3,066,589

  Net income                                         -            -                -             162,064             162,064
                                                -----------    ---------     ------------    -------------      ---------------

Balance October 31, 1994                         3,654,200       12,181        3,151,165          65,307           3,228,653

  Issuance of common stock warrants                  -            -                  666           -                     666
  Net income                                         -            -                -             196,338             196,338
                                                -----------    ---------     ------------    -------------      ---------------

Balance October 31, 1995                         3,654,200       12,181        3,151,831         261,645           3,425,657

  Net income                                         -            -                -              18,589              18,589
                                                -----------    ---------     ------------    -------------      ---------------

Balance October 31, 1996                         3,654,200     $ 12,181      $ 3,151,831     $   280,234        $  3,444,246
                                                ===========    =========     ============    =============      ===============




                       See notes to financial statements

                        MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENT OF CASH FLOWS

                                                                                               Year Ended October 31,
                                                                                 -------------------------------------------------
                                                                                     1996               1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES:                                            -----------        ------------     -------------
  Net income                                                                     $   18,589         $   196,338      $    162,064
                                                                                  ----------         -----------      ------------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                                                  55,935             136,447            66,467
       Amortization                                                                  50,000              12,500                 -
       Unrealized holding loss on available-for-sale securities                           -                   -            13,850
       Realized loss on available-for-sale securities                                   755                (267)                -

  Changes in assets and liabilities:
    (Increase) in trade accounts receivable                                        (102,655)           (178,013)          (43,249)
    (Increase) decrease in inventories                                             (184,912)           (435,153)           82,372
    (Increase) decrease in prepaid and other current assets                         (45,195)             37,144           (20,601)
    Decrease in other assets                                                              -              10,360                 -
    (Decrease) increase in accounts payable and accrued liabilities                (265,629)            233,783            80,889
                                                                                  ----------         -----------      ------------
                                                                                   (491,701)           (183,199)          179,728
                                                                                  ----------         -----------      ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   (473,112)             13,139           341,792
                                                                                  ----------         -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (221,101)            (26,753)          (58,577)
  Proceeds from sale of available-for-sale securities                               399,245             388,623           252,561
  Purchase of available-for-sale securities                                               -            (401,399)          (70,872)
  Increase in intangible asset                                                            -            (150,000)                -
  Increase in long-term liability                                                    37,500             150,000                 -
                                                                                  ----------         -----------      ------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    215,644             (39,529)          123,112
                                                                                  ---------          ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock warrants                                                       -                 666                 -
                                                                                  ----------         -----------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 -                 666                 -
                                                                                  ----------         -----------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (257,468)            (25,724)          464,904

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                       463,832             489,556            24,652
                                                                                  ----------         -----------      ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                          $  206,364         $   463,832      $    489,556
                                                                                  ==========         ===========      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Noncash activity:
       Purchase of equipment through capital lease obligations                   $   20,000           $       -      $          -
                                                                                  ==========         ===========      ============


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

         j. Earnings per share. Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the period. The number of common and common equivalent shares utilized in the per share computations were 3,824,775, 3,734,856, and 3,688,050, for the years ended October 31, 1996, 1995, and 1994.

         k. Accounting estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       INVESTMENT SECURITIES

         No investments were held as of October 31, 1996. The amortized cost and estimated fair value of the investment secuities as of October 31, 1995 are as follows:

                                                        Gross            Gross
                                      Amortized       Unrealized      Unrealized          Fair
                                         Cost           Gain             Loss            Value
                                     ------------    -------------   ------------    -------------
 Held-to-maturity
    Certificates of deposit          $   300,000      $   -            $   -          $   300,000

 Available-for-sale
    Mutual funds                         400,000          -                -              400,000
                                     ------------    -------------   ------------    -------------
                                         700,000          -                -              700,000

 Less cash equivalents                  (300,000)         -                -             (300,000)
                                     ------------    -------------   ------------    -------------

 Total investment securities         $   400,000      $   -            $   -          $   400,000
                                     ============    =============   ============    =============

     Investment income consists of the following:

                                                                              Year Ended October 31,
                                                     -------------------------------------------------------------------
                                                           1996                      1995                     1994
                                                     ---------------             --------------           --------------
              Net realized gain (loss) from the
              sale of marketable securities         $        (755)              $         267            $        -

              Interest and dividend income                 15,826                      42,933                   27,337

              Net unrealized holding losses                  -                           -                     (13,850)
                                                     ---------------             --------------           --------------
                                                    $      15,071               $      43,200            $      13,487
                                                     ===============             ==============           ==============


3.   INVENTORIES

     The components of inventories are summarized as follows:

                                                                          October 31,
                                                        --------------------------------------------
                                                               1996                      1995
                                                        -----------------           ----------------
     Materials and parts                               $      1,657,512            $     1,134,598

     Work in process                                            278,523                    650,047

     Finished goods                                             319,242                    285,720
                                                        -----------------           ----------------

                                                       $      2,255,277            $     2,070,365
                                                        =================           ================

     Inventories secure any obligations under a bank line of credit.

4.     PROPERTY AND EQUIPMENT

       Property and equipment, net, consists of the following:

                                                                            October 31,
                                                                ----------------------------------
                                                                    1996                1995
                                                                --------------       -------------
       Machinery and equipment                                 $    806,949         $    678,602

       Furniture and fixtures                                        49,273                 -
                                                                --------------       -------------
       Leasehold improvements                                        64,445              117,001
                                                                --------------       -------------
                                                                    920,667              795,603

       Less: accumulated depreciation                              (627,550)            (685,220)
                                                                --------------       -------------
                                                               $    293,117         $    110,383
                                                                ==============       =============

       Property and equipment secure any obligations under a bank line of credit.

5.     EMPLOYEE BENEFIT PLAN

       The Company sponsors a profit sharing 401(k) plan (as restated January 1, 1995) covering substantially all full-time employees, which provides for Company matching of 30% of the participant's elective deferral, but in no event greater than 1.5% of the participant's compensation. The Company's matching expense for the plan was $13,993, $12,046 and $16,598, and for the years ended October 31, 1996, 1995 and 1994, respectively.

6.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following:

                                                                      October 31,
                                                     --------------------------------------------
                                                         1996                          1995
                                                     ---------------              ---------------
      Trade accounts payable                        $      358,294               $     515,835

      Accrued contingent legal fees (a)                       -                         80,963

      Commissions                                           86,898                     123,806

      Accrued warranty costs                                10,000                      10,000

      Accrued payroll                                       36,854                      11,538

      Payroll taxes                                           -                         18,389

      Accrued expenses                                      17,076                        -

      Other                                                  5,935                      20,155
                                                     ---------------              ---------------

                                                    $      515,057               $     780,686
                                                     ===============              ===============


      (a) Contingent legal fees in connection with royalty litigation settlements.

7.    CAPITAL LEASE OBLIGATION

      The Company leases machinery and equipment under non-cancelable lease agreements which expire at December 2000.

      Principal portion of capital lease payments               $      17,568

      Less: current portion                                             3,323
                                                                 -------------
                                                                $      14,245
                                                                 =============

        The future minimum principal payments under capital lease is as follows:

              Year Ended October 31,
              ----------------------
              1997                               $     3,323

              1998                                     3,489

              1999                                     4,753

              2000                                     4,632

              Thereafter                               1,371

8.      COMMITMENTS

        Operating Leases
        The Company has a five year operating lease agreement for its manaufacturing, warehouse and office facilities, with an option to extend the lease for an additional five years. The lease expires December 31, 2000. The lease provides for the Company to pay certain operating costs of the leased property. Rent expense for the years ended October 31, 1996, 1995, and 1994 was approximately $156,100, $106,395 and $103,000, respectively. Prior to January 1996, the Company was subleasing a portion of its preivous location. Such rental income approximated $11,100, $33,900 and $29,600 in the years ended October 31, 1996, 1995 and 1994, respectively.

        At October 31, 1996, the minimum future rental commitments under this lease are as follows:


                Year Ending October 31,
                -------------------------------
                1997                              $ 191,378

                1998                                191,378

                1999                                191,378

                2000                                 31,897

        Employment Contracts

        The Company has entered into an employment agreement expiring August 31, 2000 with an employee/stockholder. The agreement provides for aggregate compensation of $225,000 during the term of the agreement.
        In the event of death or disability of the employee/stockholder, the agreement calls for payments to the employee's estate, or beneficiary of his unpaid compensation contemplated under the agreement in equal annual installments over three years. If the employee/stockholder retires during the term of the agreement, he shall receive 30% of the unpaid compensation contemplated under the agreement in equal annual installments over three years. The agreement contains provisions intended to prevent the employee/stockholder from entering into any form of competition with the Company or disclosing any proprietary information for which the Company has agreed to the pay the employee/stockholder $150,000 in twelve quarterly payments of $12,500. The net covenant of $87,500 is included in other assets at October 31, 1996.

        The Company has an employment agreement with an executive officer expiring December 31, 2001. The agreement provides for compensation as follows:

              Year Ending October 31,
              -----------------------
              1997                                  127,000

              1998                                  129,500

              1999                                  134,166

              2000                                  139,167

              2001                                  148,334

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

        Credit Agreements

        The Company has a commercial line of credit agreement with a bank which provides a line of credit of up to $800,000 at the prime interest rate. As of October 31, 1996 the prime rate was 8.25%. This agreement runs through January 31, 1997, and is secured by all of the present and future accounts receivable, inventory and fixed assets of the Company. The Company has borrowed $100,000 under this line of credit at October 31, 1996.

9. STOCKHOLDERS' EQUITY

   The following table summarizes warrants to purchase common stock issued by the Company:

                                                             Year Ended October 31,
                                                 ----------------------------------------------
                 Shares                                1996            1995           1994
     -----------------------------------         --------------     ----------    -------------
      Outstanding beginning of year                   400,000         700,000        500,000

      Granted per share (a):

         $2.50 in 1995 expiring
         September 30, 2000                              -            200,000           -

         $0.81 to $1.50 expiring
         December 31, 1998                               -               -           200,000

      Expired May 1995                                   -           (500,000)          -
                                                 --------------     ----------    -------------
      Outstanding end of year                         400,000         400,000        700,000
                                                 ==============     ==========    =============

(a) Issued pursuant to Investment Banking Agreements.

10.     INCOME TAXES

        Income statement presentation of the Company's Income Tax Provision and Deferred Tax Assets and Liabilities are presented in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Deferred Tax Assets consist of the following:


                                                                   Year ended October 31,
                                                  ----------------------------------------------------
                                                     1996              1995                1994
                                                  -------------     -------------      ---------------
        Net operating loss carryforwards         $    24,200       $    182,000       $      210,000

        Less: valuation allowance                    (24,200)          (182,000)            (210,000)
                                                  -------------     -------------      ---------------
                                                 $      -          $       -          $         -
                                                  =============     =============      ===============

        Reconciliation of the provision for income taxes shown in the financial statements and amounts computed by applying the Federal statutory income tax rates are as follows:

                                                          Year ended October 31,
                                           ------------------------------------------------
                                             1996             1995               1994
                                           ----------     ------------       --------------
 Net earnings before income taxes        $    18,589     $    196,338       $    162,064
                                           ==========     ============       ==============



 Provision for income taxes              $     7,500     $     79,000       $     65,000

 Benefit provided by net operating
    loss carryforwards                        (7,500)         (79,000)           (65,000)
                                           ----------     ------------       --------------

                                         $      -        $       -          $       -
                                           ==========     ============       ==============

       Net operating loss carryforwards available for Federal Income Tax purposes amounted to approximately $71,000, $438,000 and $604,000 for the years ended October 31, 1996, 1995 and 1994, respectively. These Federal net operating loss carryforwards will expire between 2004 and 2009. Net operating loss carryforwards available for state Corporation Income Tax purposes amounted to approximately $355,000 and $553,000 for the years ended October 31, 1995 and 1994, respectively. The Company ulitized all of its state carryforwards during the year ended October 31, 1995. Carryover of the Federal and State net operating loss carryforwards are subject to limitations in the event of a change of 50% or more of the corporate ownership, as defined for tax purposes. If such a change were to occur, the Company's ability to use the net operating loss carryforwards may be subject to certain limitations.

11.    ADVERTISING COSTS

       Advertising costs amounted to approximately $264,426, $341,000 and $335,000 for the years ended October 31, 1996, 1995, and 1994, respectively.

12.    RELATED PARTY TRANSACTIONS

       The Company purchases certain of its products from a Japanese company that is a stockholder. Purchases from this company, for the years ended October 31, 1996, 1995, and 1994, were approximately $80,100, $138,300 and $90,000 respectively. Resales to international customers for items previously purchased from this company were $355,400, $303,300 and $79,000, respectively, for the years ended October 31, 1996, 1995 and 1994. In addition, under the terms of a distribution agreement, this company acts as the international sales representative for all of the Company's products for which it earns a 5% commission. For the years ended October 31, 1996, 1995, and 1994, this company received commissions of approximately $62,000, $80,000 and $60,000, respectively.

13.     ROYALTIES

        In 1992, the Company instituted suits in the Federal District Court for Eastern Pennsylvania against two companies for infringement of one of the Company's patents. The Company settled one case effective July 1, 1992, and one case effective March 31, 1994 on terms management believes are favorable to the Company. The settlements included, among other terms, payments to the Company of back royalties for sales of the patented products sold, royalties to the Company for prospective sales of patented products and a payment for damages by one of the companies. For the years ended October 31, 1996, 1995, and 1994, the Company earned royalties of approximately $177,000, $130,000 and $324,000, respectively.

14.     EXPORT SALES

        For the years ended October 31, 1996, 1995 and 1994, approximately $1,241,628 or 18%, $1,290,762 or 20%, and $1,180,000 or 22%,
        respectively, of the Company's sales were to customers located outside of the United States.

15.     FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

        Fourth quarter adjustments included an increase in the accounts receivable reserve of $30,000, an increase to inventory of $153,000 due to the ommission of direct labor and overhead, and an additional increase in inventory reserve of $181,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of January, 1997.

                                        MIKRON INSTRUMENT COMPANY, INC.

                                        By:  /s/ Keikhosrow Irani
                                        -------------------------------------
                                        Keikhosrow Irani
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


         Signature                                   Title                         Date
         ---------                                   ------                       -----
/s/Keikhosrow Irani                 President,  Chief Executive Officer
-----------------------------       (Principal Executive Officer)               January 27, 1997
KEIKHOSROW IRANI


/s/Alex Wu                          Treasurer
-----------------------------       (Principal Financial and
ALEX WU                             Accounting Officer)                         January 27, 1997


/s/ Douglas Frank                   Vice President, Director                    January 27, 1997
-----------------------------
DOUGLAS FRANK

/s/ Steven N. Bronson               Director                                    January 27, 1997
-----------------------------
STEVEN N. BRONSON

 /s/ Alvin Katz                     Director                                    January 27, 1997
-----------------------------
ALVIN KATZ

                              Index To Exhibits



Exhibit No.                       Description
-----------                       -----------

10.11              Employment Agreement between the Company and
                   Keikhosrow Irani dated December 20, 1996