Form 10QSB
period 1997-01-31
MIKRON INSTRUMENT CO INC
filed 1997-03-17
CIK 787809

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACTO OF 1934


         For the transition period from              to
                                        -----------     ----------

                         Commission file number: 0-15486

                         MIKRON INSTRUMENT COMPANY, INC.
                         -------------------------------

             (Exact Name of Registrant as Specified in its Charter)

        New Jersey                                               22-1895668
------------------------------                              -------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

                   16 Thornton Road, Oakland, New Jersey 07436
                   -------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (201) 405-0900
                                 --------------
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes    x                                       No
                    -----                                        ------

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of January 31, 1997 was 3,654,200 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX



                                                                                                   Page Number
                                                                                               -------------------
PART I - FINANCIAL INFORMATION

           Balance Sheet - January 31, 1997                                                             1

           Statement of Operations - Three months ended January 31, 1997
           and 1996                                                                                     2

           Statement of Cash Flows - Three months ended January 31, 1997
           and 1996                                                                                     3

           Notes to Financial Statements                                                                4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                                                                  5

PART II - OTHER INFORMATION                                                                             6

SIGNATURES                                                                                              7

                        MIKRON INSTRUMENTS COMPANY, INC.

                                 BALANCE SHEETS

                                JANUARY 31, 1997

                                   (Unaudited)

                                                 ASSETS
                                                 ------
CURRENT ASSETS:
     Cash and cash equivalents                                                     $  275,860
     Trade accounts receivable, less allowance for
         doubtful accounts of $137,000                                                894,234
     Inventories                                                                    2,141,068
     Prepaid expenses and other current assets                                        105,419
                                                                                   ----------
         TOTAL CURRENT ASSETS                                                       3,416,581

PROPERTY AND EQUIPMENT, net                                                           293,930

OTHER ASSETS                                                                           75,000
                                                                                   ----------

                                                                                   $3,785,511
                                                                                   ==========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                      $  383,486
     Current portion of long-term debt                                                 50,000
     Current portion of capital lease obligation                                        2,545
                                                                                   ----------
         TOTAL CURRENT LIABILITIES                                                    436,031
                                                                                   ----------

LONG-TERM LIABILITIES:
     Long-term debt                                                                    37,500
     Capital lease obligation                                                          14,245
                                                                                   ----------
         TOTAL LONG-TERM LIABILITIES                                                   51,745
                                                                                   ----------

STOCKHOLDERS' EQUITY
     Common stock, $.003 par value;
         authorized - 15,000,000 shares; issued and outstanding
         3,654,200 shares                                                              12,181
     Additional paid-in capital                                                     3,151,831
     Retained earnings                                                                133,723
                                                                                   ----------
         TOTAL STOCKHOLDERS' EQUITY                                                 3,297,735
                                                                                   ----------

                                                                                   $3,785,511
                                                                                   ==========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                              Three months ended
                                                                                                  January 31,
                                                                                    ----------------------------------------
                                                                                          1997                  1996
                                                                                    ------------------   -------------------
REVENUES:
     Net sales                                                                      $       1,622,851    $        1,608,561
     Royalties                                                                                 31,338                25,000
     Investment income                                                                            401                 9,620
                                                                                    ------------------   -------------------
         TOTAL REVENUES                                                                     1,654,590             1,643,181
                                                                                    ------------------   -------------------

COSTS AND EXPENSES:
     Cost of goods sold                                                                       833,458               722,614
     Selling, general and administrative                                                      799,895               776,969
     Research and development                                                                 167,748               113,146
                                                                                    ------------------   -------------------
         TOTAL COSTS AND EXPENSES                                                           1,801,101             1,612,729
                                                                                    ------------------   -------------------

NET INCOME (LOSS)                                                                   $        (146,511)   $           30,452
                                                                                    ==================   ===================

NET INCOME (LOSS) PER SHARE                                                         $           (0.04)   $             0.01
                                                                                    ==================   ===================

WEIGHTED AVERAGE NUMBER OF SHARES                                                           3,654,200             3,734,856
                                                                                    ==================   ===================


                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                     Three months ended
                                                                        January 31,
                                                                  ----------------------
                                                                     1997         1996
                                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $(146,511)   $  30,452
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
            Depreciation                                             14,112       17,083
            Amortization                                             12,500       12,500
                                                                  ---------    ---------
                                                                   (119,899)      60,035
     Changes in assets and liabilities:
         Decrease in trade accounts receivable                      354,542       16,828
         Decrease (Increase) in inventories                         114,209     (175,936)
         (Increase) in prepaid and other current assets             (32,082)        (517)
         (Decrease) in accounts payable and accrued liabilities    (131,571)     (18,083)
                                                                  ---------    ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    185,199     (117,673)
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (14,925)    (108,413)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of short-term notes payable                           (100,000)         -
     Payment of long-term liabilities                                  (778)     (12,500)
                                                                  ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                              (100,778)     (12,500)
                                                                  ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 69,496     (238,586)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     206,364      863,832
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $ 275,860    $ 625,246
                                                                  =========    =========


                       See notes to financial statements.

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 1997

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

                  Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of October 31, 1996 contained in the Company's Annual Report on Form 10-K.

2.       EARNINGS (LOSS) PER SHARE

                  Per share information is computed based on the weighted average number of common shares and dilutive common shares equivalents outstanding during respective periods.

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

a.       Results of Operations

                  Net sales for the quarter ended January 31, 1997 were $1,623,000 as compared to net sales of $1,608,000 for the quarter ended January 31, 1996. The cost of sales was 51% as compared to 45% for the comparable 1996 period. The increase in cost of sales as a percentage of net sales for the three months ended January 31, 1997 is due to increase materials costs and the hiring of additional personnel in order to reduce backlog and improve delivery time.

                  Selling, general and administrative expenses for the three months ended January 31, 1997 were $800,000 as compared to $777,000 for the same 1996 period. The increase represents normal salary adjustments, opening of Mikron Japan office in Tokyo and rental expense for the new location.

                  Research and development expenses for the quarter ended January 31, 1997 were $168,000 as compared to $113,000 for the quarter ended January 31, 1996. The increase is attributable to the Company's efforts to develop new infrared thermometers and the hiring new people for the research and development department.

                  Other income for the three month period ended January 31, 1997 was $31,700. This represents $31,300 of royalty income and $400 of investment income.

b.       Material Change in Financial Condition, Liquidity and Capital Resources

                  The Company's working capital decreased from $3,115,000 at October 31, 1996 to $2,980,000 at January 31, 1997.

                  At January 31, 1997, the Company's capital resources and its sources of liquidity was $276,000 in cash and cash equivalents.

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

                                  MIKRON INSTRUMENT COMPANY, INC.


                                           /s/ Keikhosrow Irani
                                  ---------------------------------------------
                                               Keikhosrow Irani, President,
                                         as Registrant's duly authorized officer


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