Form 10QSB
period 1997-04-30
MIKRON INSTRUMENT CO INC
filed 1997-06-12
CIK 787809

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 1997
                                       OR

  [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____ to ____

                         Commission file number: 0-15486
                                                 -------

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

         The number of shares of registrant's Common Stock, $.003 par value, outstanding as of April 30, 1997 was 3,654,200 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                                     Page No.
                                                                                     --------

PART I - FINANCIAL INFORMATION:

     Balance Sheet - April 30, 1997 and October 31, 1996                                 1

     Statement of Operations - Three months and six months
     ended April 30, 1997 and 1996                                                       2

     Statement of Cash Flows - Three months and six months
     ended April 30, 1997 and 1996                                                       3

     Notes to Financial Statements                                                       4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           5-6

PART II - OTHER INFORMATION                                                              7

SIGNATURES                                                                               8

                         MIKRON INSTRUMENT COMPANY, INC.

                                 BALANCE SHEETS
                                 --------------




                                                                                       April 30,
                                                                                         1997            October 31,
                                                                                      (Unaudited)           1996
                                                                                    -------------      ---------------

CURRENT ASSETS:
  Cash and cash equivalents                                                         $    287,155          $    206,364
  Trade Accounts receivable, less allowance for doubtful
    accounts of $137,000 in 1997 and 1996                                              1,061,074             1,248,776
  Inventories                                                                          2,015,446             2,255,277
  Prepaid expenses and other current assets                                               99,740                73,337
                                                                                     -----------           -----------
    TOTAL CURRENT ASSETS                                                               3,463,414             3,783,754

PROPERTY AND EQUIPMENT, net                                                              283,880               293,117

OTHER ASSETS                                                                              62,500                87,500
                                                                                     -----------           -----------

                                                                                    $  3,809,794          $  4,164,371
                                                                                     ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                             $    451,400          $    515,057
  Short-term notes payable                                                                  -                  100,000
  Current maturity of long-term liability                                                 50,000                50,000
  Current portion of capital obligation                                                    3,323                 3,323
                                                                                     -----------           -----------
    TOTAL CURRENT LIABILITIES                                                            504,723               668,380
                                                                                     -----------           -----------

LONG-TERM LIABILITY
  Long-term debt                                                                          12,500                37,500
  Capital lease obligation                                                                12,661                14,245
                                                                                     -----------           -----------
    TOTAL LONG-TERM LIABILITIES                                                           25,161                51,745
                                                                                     -----------           -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, $.003 par value,
    authorized 15,000,000 shares, 3,654,200 shares
    issued and outstanding in 1997 and 1996                                               12,181                12,181
  Additional paid-in capital                                                           3,151,831             3,151,831
  Retained earnings                                                                      115,898               280,234
                                                                                     -----------           -----------
    TOTAL STOCKHOLDERS' EQUITY                                                         3,279,910             3,444,246
                                                                                     -----------           -----------

                                                                                    $  3,809,794          $  4,164,371
                                                                                     ===========           ===========



                       See notes to financial statements.

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                        Three months ended                      Six months ended
                                                            April 30,                              April 30,
                                               -----------------------------------    -----------------------------------
                                                     1997               1996                1997               1996
                                               ----------------   ----------------    ---------------    ----------------

REVENUES:
  Net sales                                  $       1,681,520  $       1,647,936   $      3,304,371   $       3,256,497
  Royalties                                             29,076             59,803             60,414              84,803
  Investment income                                        206              4,187                607              13,807
                                               ----------------   ----------------    ---------------    ----------------
    TOTAL REVENUES                                   1,710,802          1,711,926          3,365,392           3,355,107
                                               ----------------   ----------------    ---------------    ----------------


COSTS AND EXPENSES:
  Cost of goods sold                                   757,836            865,094          1,591,293           1,587,709
  Selling, general and administrative                  815,197            819,214          1,615,092           1,596,183
  Research and development                             155,594            150,247            323,342             263,392
                                               ----------------   ----------------    ---------------    ----------------
    TOTAL COSTS AND EXPENSES                         1,728,627          1,834,555          3,529,727           3,447,284
                                               ----------------   ----------------    ---------------    ----------------

NET INCOME (LOSS)                            $         (17,825) $        (122,629)  $       (164,335)  $         (92,177)
                                               ================   ================    ===============    ================

NET INCOME (LOSS) PER SHARE                  $           (0.00) $           (0.03)  $          (0.04)  $           (0.02)
                                               ================   ================    ===============    ================

NUMBERS OF SHARES USED IN
  COMPUTATION                                        3,654,200          3,734,856          3,654,200           3,734,856
                                               ================   ================    ===============    ================












                       See notes to financial statements.

                        MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                                                                  Six months ended
                                                                                                     April 30,
                                                                                          --------------------------------
                                                                                               1997               1996
                                                                                          ----------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $    (164,335)     $     (92,177)
                                                                                          ------------       ------------
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                                              28,524             42,026
      Amortization                                                                              25,000             25,000

  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                                 187,702              9,872
    (Increase) decrease in inventories                                                         239,831           (293,368)
    (Increase) decrease in prepaid expenses and other assets                                   (26,403)           (70,891)
    Increase (decrease) in accounts payable and accrued expenses                               (63,657)           (41,361)
                                                                                          ------------       ------------
      NET CASH PROVIDED USED IN OPERATING ACTIVITIES                                           226,663           (420,899)
                                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                           (19,287)          (162,895)
  Decrease in long-term liability                                                              (25,000)           (25,000)
                                                                                          -------------      -------------
    NET CASH USED IN INVESTING ACTIVITIES                                                      (44,287)          (187,895)
                                                                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of short-term notes payable                                                         (100,000)                 -
  Payment of long-term liabilities                                                              (1,584)                 -
                                                                                          -------------      -------------
    NET CASH USED IN FINANCING ACTIVITIES                                                     (101,584)                 -
                                                                                          -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            80,792           (608,794)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               206,364            863,832
                                                                                          -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     287,155      $     255,038
                                                                                          =============      =============





                       See notes to financial statements.

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 1997

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

a.   Results of Operations

                  Net sales for the quarter ended April 30, 1997 were $1,682,000 as compared to net sales of $1,648,000 for the quarter ended April 30, 1996. The cost of sales as a percentage of net sales for the 1997 period was 45 % as compared to 52% for the comparable 1996 period. Net sales for the six months ended April 30, 1997 were $3,304,000 as compared to net sales of $3,256,000 for the six months ended April 30, 1996. The cost of sales as a percentage of net sales for the six months ended April 30, 1997 was 48% as compared to 49% for the comparable 1996 period. The decrease in cost of sales as a percentage of net sales for the three and six months ended April 30, 1997 is due to decrease in production wages and overtime.

                  Selling, general and administrative expenses for the three and six month periods ended April 30, 1997 were $815,000 and $1,615,000 as compared to $819,000 and $1,596,000 for the respective 1996 periods. The decrease in the three month period ended April 30, 1997 is due to decrease in salesmen's salaries, commissions, and office expenses.

                  Research and development expenses for the quarter ended April 30, 1997 were $156,000 as compared to $150,000 for the quarter ended April 30, 1996. As for the six months ended April 30, 1997, research and development expenses were $323,000 as compared to $263,000 for the six months ended April 30, 1996. The increases in the three and six month periods ended April 30, 1997 over the comparable 1996 periods is attributable to the Company's efforts to develop new infrared thermometers and the hiring of new people for the research and development department.

                  Other income for the quarter ended April 30, 1997 were $29,300 as compared to $64,000 for the quarter ended April 30, 1996. This represents $29,100 of royalty income and $200 of investment income for the quarter ended April 30, 1997, compared to $60,000 of royalty income and $4,000 of investment income for the quarter ended April 30, 1996. As for the six months ended April 30, 1997 was $61,000, as compared to $99,000 for the six months ended April 30, 1997. This represents $60,400 of royalty income and $600 of investment income for the six months ended April 30, 1997, compared to $85,000 of royalty income and $14,000 of investment income for the six months ended April 30, 1996.

b.   Material Change in Financial Condition, Liquidity and Capital Resources

                  The Company's working capital decreased from $3,115,000 at October 31, 1996 to $2,958,000 at April 30, 1997.

                  At April 30, 1997, the Company's capital resources and its sources of liquidity was $287,000 in cash and temporary cash investments.

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

                               MIKRON INSTRUMENT COMPANY, INC.



                               ---------------------------------------
                                    Keikhosrow Irani, President, as
                                 Registrant's duly authorized officer



                               ---------------------------------------
                                    Douglas Frank, Vice President
                                        and Sales Manager



                               ---------------------------------------
                                        Alex Wu, Treasurer



                         MIKRON INSTRUMENT COMPANY, INC.