Form 10QSB
period 1997-07-31
MIKRON INSTRUMENT CO INC
filed 1997-09-12
CIK 787809

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended July 31, 1997
                                     OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 --------    -------

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

                 Yes    X                       No
                    ----------                    -----------

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of July 31, 1997 was 3,654,200 shares.

                        MIKRON INSTRUMENT COMPANY, INC.

                                                                INDEX

                                                                                   Page No.
                                                                                   --------
 PART I - FINANCIAL INFORMATION:

        Balance Sheet - July 31, 1997 and October 31, 1996                             1
        Statement of Operations - Three months and nine months ended July 31,
        1997 and 1996                                                                  2

        Statement of Cash Flows - Three months and nine months ended July 31,
        1997 and 1996                                                                  3

        Notes to Financial Statements                                                  4

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS                                                                           5-6
 PART II - OTHER INFORMATION                                                           7

 SIGNATURES                                                                            8

                        MIKRON INSTRUMENTS COMPANY, INC.

                                 BALANCE SHEETS



                                                                   July 31        October 31
                                                                ------------    -------------
                                                                     1997            1996
                                                                ------------    -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $   312,627     $   206,364
  Investment securities                                                             -
  Trade accounts receivable, less allowance for
    doubtful accounts of $137,000 and $107,000.                   1,081,075       1,248,776
  Inventories                                                     1,907,997       2,255,277
  Prepaid expenses and other current assets                          91,837          73,337
                                                                ------------    ------------
    TOTAL CURRENT ASSETS                                          3,393,536       3,783,754

PROPERTY AND EQUIPMENT, net                                         273,484         293,117

OTHER ASSETS                                                         50,000          87,500
                                                                ------------    ------------

                                                                $ 3,717,020     $ 4,164,371
                                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                      $   427,158     $   515,057
  Short-term notes payable                                                          100,000
  Current portion of long-term debt                                                  50,000
  Current portion of capital lease obligation                                         3,323
                                                                ------------    ------------
    TOTAL CURRENT LIABILITIES                                       427,158         668,380
                                                                ------------    ------------

LONG-TERM LIABILITIES:
  Long-term debt                                                                     37,500
  Capital lease obligation                                                           14,245
                                                                                ------------
    TOTAL LONG-TERM LIABILITIES                                                      51,745
                                                                                ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.003 par value;
    authorized  - 15,000,000 shares; issued and outstanding
    3,654,200 shares in 1996 and 1995                                12,181          12,181
  Additional paid-in capital                                      3,151,831       3,151,831
  Retained earnings                                                 125,850         280,234
                                                                ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                                    3,289,862       3,444,246
                                                                ------------    ------------

                                                                $ 3,717,020     $ 4,164,371
                                                                ============    ============


                       See notes to financial statements.

                        MIKRON INSTRUMENTS COMPANY, INC.

                            STATEMENTS OF OPERATIONS



                                         Three Months Ending July 31,     Nine Months Ending July 31,
                                        -----------------------------    -----------------------------
                                             1997           1996              1997          1996
                                        ------------   --------------    ------------  ---------------
REVENUES:
  Net sales                             $ 1,713,054    $ 1,942,110       $ 5,017,425   $ 5,198,607
  Royalties                                 101,778         44,265           162,192       129,068
  Investment income                           1,926            320             2,533        14,127
                                        ------------   ------------      ------------  ------------
    TOTAL REVENUES                        1,816,758      1,986,695         5,182,150     5,341,802
                                        ------------   ------------      ------------  ------------

COSTS AND EXPENSES:
  Cost of goods sold                        850,013        979,213         2,441,306     2,566,922
  Selling, general and administrative       788,903        788,336         2,403,995     2,384,519
  Research and development                  167,887        142,856           491,229       406,248
                                        ------------   ------------      ------------  ------------
    TOTAL COSTS AND EXPENSES              1,806,803      1,910,405         5,336,530     5,357,689
                                        ------------   ------------      ------------  ------------

NET INCOME (LOSS)                       $     9,955    $    76,290       $  (154,380)  $   (15,887)
                                        ============   ============      ============  ============

NET INCOME (LOSS) PER SHARE             $      0.00    $      0.02       $     (0.04)  $     (0.00)
                                        ============   ============      ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES         3,684,890      3,734,856         3,684,890     3,734,856
                                        ============   ============      ============  ============





                       See notes to financial statements.

                        MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENT OF CASH FLOWS



                                                                        Nine Months Ended July 31,
                                                                      ----------------------------
                                                                           1997           1996
                                                                      ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (154,384)   $    (15,887)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                         43,078          66,835
      Amortization                                                         37,500          37,500

  Changes in assets and liabilities:
    (Increase) in trade accounts receivable                               167,701          13,282
    (Increase) decrease in inventories                                    347,280        (267,446)
    (Increase) decrease in prepaid and other current assets               (18,500)        (33,660)
    Increase (decrease) in accounts payable and accrued liabilities       (87,899)       (202,283)
                                                                      ------------   -------------
                                                                          489,160        (385,772)
                                                                      ------------   -------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          334,776        (401,659)
                                                                      ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (23,445)       (201,078)

                                                                      ------------   -------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          (23,445)       (201,078)
                                                                      ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short term notes payable                        (100,000)
  Increase (decrease) in long term debt                                   (87,500)        (37,500)
  Increase (decrease) in capital lease obligation                         (17,568)

                                                                      ------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                (205,068)        (37,500)
                                                                      ------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      106,263        (640,237)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             206,364         863,832

                                                                      ------------   -------------
CASH AND CASH EQUIVALENTS - END OF YEAR                               $   312,627    $    223,595
                                                                      ============   =============





                       See notes to financial statements.

                        MIKRON INSTRUMENT COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JULY 31, 1997

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

a.   Results of Operations

                 Net sales for the quarter ended July 31, 1997 were $1,713,054 as compared to net sales of $1,942,110 for the quarter ended July 31, 1996. The cost of sales as a percentage of net sales for the 1997 and 1996 period was 50%. Net sales for the nine months ended July 31, 1997 were $5,017,425 as compared to net sales of $5,198,607 for the nine months ended July 31, 1996. The cost of sales as a percentage of net sales for the nine months ended July 31, 1997 and 1996 was 49%. The reduction in sales for the three and nine month periods ended July 31, 1997 are due to softer market conditions experienced during those periods.

                 Selling, general and administrative expenses for the three and nine month periods ended July 31, 1997 were $788,903 and $2,403,995 as compared to $789,091 and $2,385,274 for the respective 1996 periods. No significant changes ocurred during the quarter and nine months ended July 31, 1997 for selling, general and administrative expenses.
                 Research and development expenses for the quarter ended July 31, 1997 were $167,887 as compared to $142,856 for the quarter ended July 31, 1996. As for the nine months ended July 31, 1997, research and development expenses were $491,229 as compared to $406,248 for the nine months ended July 31, 1996. The increases in the three and nine month periods ended July 31, 1997 over the comparable 1996 periods is attributable to increased hireing of new people for the research and development department and increased spending for materials.

                 Other income for the quarter ended July 31, 1997 was $103,704 as compared to $45,341 for the quarter ended July 31, 1996. This represents $101,778 of royalty income and $1,926 of investment income for the quarter ended July 31, 1997, compared to $44,265 of royalty income and $1,076 of investment income for the quarter ended July 31, 1996. As for the nine months ended July 31, 1997, it was $164,725 as compared to $143,951 for the nine months ended July 31, 1996. This represents $162,192 of royalty income and $2,533 of investment income for the nine months ended July 31, 1997, compared to $129,068 of royalty income and $14,883 of investment income for the nine months ended July 31, 1996. The increase in royalty income is attributable to successful collection efforts associated with delinquent royalties.

b.   Material Change in Financial Condition, Liquidity and Capital Resources

                 The Company's working capital decreased from $3,115,000 at October 31, 1996 to $2,966,378 at July 31, 1997 due to a reduction in inventory levels and accounts receivable offset by decreases in short term debt.

                 At July 31, 1997, the Company's capital resources and its sources of liquidity was $312,627 in cash and temporary cash investments and acoounts receivable of $1,081,075.

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

                      MIKRON INSTRUMENT COMPANY, INC.




                      -------------------------------------------------------
                                 Keikhosrow Irani, President, as
                              Registrant's duly authorized officer






                      -------------------------------------------------------
                                       Alex Wu, Treasurer