Form 10KSB
period 1997-10-31
MIKRON INSTRUMENT CO INC
filed 1998-01-29
CIK 787809

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-KSB
                                  -----------
                         ANNUAL OR TRANSITIONAL REPORT
   (Mark One)
      [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                                     OR
 [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           AND EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the most recent fiscal year were  $6,816,206.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 16, 1998, based upon the average bid and asked prices of such stock on that date was $6,522,747.

The number of shares of the registrant's Common Stock outstanding as of January 16, 1998 was 3,654,200.

Transitional Small Business Disclosure Format   Yes   No X
                                                   --    -

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

         In January, 1998, the Company commenced distribution of the Mikron TH5104 IR-Man(R) Portable Thermal Imager which is manufactured by NEC San-ei Instrument Ltd. ("NEC"). This high resolution, high sensitivity product was designed for plant and equipment preventative and predictive maintenance and condition monitoring applications. Typical applications include monitoring electrical panels, components, transformers and motors as well as energy auditing of buildings and HVAC equipment. IR-Man(R) is a registered trademark of the Company.

         In January, 1998, the Company introduced the Mikron M680 Infraducer(R). A multi-channel fiber optic infrared thermometer. This product features exceptionally broad temperature spans and selected spectral responses and was designed for applications requiring accurate temperature measurement at multiple locations such as monitoring rapid thermal processing in the semiconductor manufacturing process. Other applications include crystal growing, heat treatment and fabrication of metals, vacuum metal melting and automatic induction heating. Infraducer(R) is a registered trademark of the Company.

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

         In October of 1995, the Mikron Model M9000 Pyrovision(R) Thermal Imaging system was formally introduced to the marketplace. This high temperature thermal imaging system operates in the range of 600 degrees C to 2400 degrees C. Its unique near infrared imaging, high speed and excellent spatial resolution offer significant advantages over conventional imagers. Pyrovision(R) is a registered trademark of the Company. Price range of this product is between $25,000 and $50,000.

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

         The Company designs, assembles and/or markets accessories and optional equipment for its infrared thermometers, such as its Infracouple(R) infrared temperature sensors, lenses, fiber optic assemblies, calibration equipment, mounts, protective jackets and cases, batteries, chargers and camera adapters.

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

PRINCIPAL MARKETS, MARKETING AND CUSTOMERS

         The Company's infrared thermometry products and accessories are used industrially (i) in manufacturing processes to measure the process temperature of metals, wood, plastics, paper, textiles, rubber, glass, ceramics, food and chemicals, (ii) for condition monitoring and preventative and predictable maintenance purposes to check temperatures of kiln walls, heat exchangers, boilers, engines, compressors, transmissions, bearings, gears, pumps, steam lines and traps, transformers, electrical switch gear and heat loss prevention;
(iii) for quality control to test the temperature and integrity of electronic equipment, electrical components and circuitry, insulation, and cooling and heating systems. The Company has initiated efforts to expand the sales of its products into a variety of non-industrial industries including, among others, scientific research laboratories.

         The Company's products are sold through a network of approximately 85 independent sales representatives and distributors worldwide. The sales activities of such sales representatives and distributors are coordinated by five employees of the Company, who are also directly responsible for the balance of the Company's sales. The Company promotes its products through printed advertisements in selected industrial and trade journals. The Company also promotes its products by participating in national and international trade shows. In fiscal year 1997, the Company continued its marketing program by maintaining promotional and sales campaigns to increase market awareness of the use of non-contact thermometry devices.

         During each of its fiscal years 1996 and 1997, the Company had approximately 1,000 customers, none of which accounted for more than 10% of its sales. The Company estimates that it currently has an active customer base of 3,000 customers. The loss by the Company of any single customer would not have a materially adverse effect on the Company.

         In fiscal 1997, approximately 29% of the Company's sales were to customers outside of the United States, as compared to approximately 18% in fiscal 1996. The Company has taken steps to strengthen its sales outside the United States through appointment of sales representatives, additional promotional activities and technical training of representatives. As a significant portion of the business is done through known accounts, in dollars, and the balance is sold on letter of credit terms, there is little credit or currency risk associated with this business. International exchange rates have made exports from the United States more viable than in the past, and the Company intends to take advantage of this situation.

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

RESEARCH AND DEVELOPMENT

         The Company conducts product development activities to increase the size of its available market through broader product offerings and to cost reduce its products resulting in more competitive pricing and/or better operating margins. For the past year, the Company's research and development activities has been primarily devoted to the development of new infrared thermometry products, such as the Mikron M680

Infraducer(R) for semiconductor industry applications, as well as the adaptation and enhancement of existing products for new applications.

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

         Mikron(R), IR-Man(R), Pyrovision(R), Infraducer(R) and Infracouple(R) are trademarks of the Company which has been registered with the United States Patent and Trademark Office.

EMPLOYEES

         As of October 31, 1997, the Company's staff was comprised of 58 persons, 55 of whom were full time and 3 of whom were part time. Of the total number of employees, 8 are engaged in design engineering and research and development, 29 in manufacturing and production, 6 in marketing and sales, 8 in administration and finance, 2 in customer service and 5 in general office. None of Company's employees are represented by unions. The Company has not experienced any strikes or work stoppages and, in the opinion of the Company's management, has good working relations with its employees.

CERTAIN CONTRACTUAL ARRANGEMENTS

         The Company also has a variety of agreements with Chori and an affiliate of Chori, Chori of America, Inc. ("Chori-America") which includes the transfer of certain technology, the cross-licensing of each other's technology, the marketing of each other's products, and the collection of proceeds from the Company's foreign sales. See "Certain Relationships and Related Transactions."

         The Company has recently entered into a sales representation agreement with Anritsu Meter Co., Ltd. ("Anritsu"). Pursuant to the agreement, the Company was granted the exclusive, except as to Anritsu, right to promote and sell Anritsu products in North America. The agreement, which commences as of March 1, 1998, has a five year term with a one year notice period for termination thereafter. Anritsu manufactures a full line of lower cost contact temperature probes, indicators and calibrators.

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

ITEM 2.  PROPERTIES.

         The Company maintains its corporate and administrative facilities at 16 Thornton Road, Oakland New Jersey. The building has approximately 26,397 square feet and is also used for the Company's production and warehouse facilities. The lease, which expires on December 31, 2000, requires the Company to pay real estate taxes, insurance, maintenance and other operating costs. The lease, provides for rent at a fixed annual amount of approximately $191,380 payable in equal monthly installments. The Company has an option to renew the lease for an additional five year period with the rent to be paid during the option period to be the fair market rental value of the property as determined by an independent M.A.I. appraiser.

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

Fiscal Years                                          Bid Price
------------                                          ---------
                                             Low                       High
                                             ---                       ----
1998:
-----
First Quarter through
January 16, 1998                             $1.63                     $1.94

1997:
-----
First Quarter                                $1.88                     $2.63
Second Quarter                               $1.00                     $1.88
Third Quarter                                $1.00                     $1.75
Fourth Quarter                               $1.00                     $2.75

1996:
-----
First Quarter                                $2.00                     $3.88
Second Quarter                               $2.50                     $3.88
Third Quarter                                $3.56                     $5.13
Fourth Quarter                               $2.63                     $3.56


         On January 16, 1998, the closing bid and asked price quotations for the Company's Common Stock were $1.63 and $1.94, respectively. The Company believes that its Common Stock is held of record by approximately 72 persons, including several brokerage firms holding shares in street name for more than 400 beneficial owners.

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

OVERVIEW

         The Company, develops, manufactures, markets and services equipment and instruments, including hand-held infrared thermometers, for non-contact temperature measurement. The Company's products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. The Company's predominant markets include industrial quality control applications and maintenance, as well as laboratories and original equipment manufacturers where "fixed" infrared thermometers are incorporated as integral components of production equipment. Recently, the Company has began to augment their own product development activities by distributing certain compatible and strategic products of other manufacturers of both contact and non-contact temperature measurement instruments and accessories such as NEC and Anritsu.

RESULTS OF OPERATIONS

  Year Ended October 31, 1997 Compared To Year Ended October 31, 1996

         Net sales for the fiscal year ended October 31, 1997 were $6,618,513, as compared to sales of $6,943,309 for the fiscal year ended October 31, 1996. The decrease was primarily attributable to the delays associated with a reorganization of the Company's sales and marketing staff. The cost of goods consists primarily of the costs of materials associated with the sales and support of the Company's products. The cost of goods as a percentage of net sales for the 1997 period was 45.5% as compared to 48.1% for the comparable 1996 period. The decrease was principally the result of the competitive market for the materials the Company purchases for use in its manufacturing operations and a greater efficiency in its purchasing and production activities.

         Selling, general and administrative expenses consist primarily of the costs of sales, marketing, finance, management and administrative personnel, advertising, promotions, trade shows and facilities expense. For the fiscal year ended October 31, 1997 selling, general and administrative expenses were $3,192,219 as compared to $3,193,336 for the same period in 1996.

         Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. The Company expended $658,070 in fiscal year 1997 as compared with $582,711 for research and development in its 1996 fiscal year. Such expenditures covered both research and development conducted by the Company as well as the costs for contracted research and development. The dollar increase was principally attributable to an accelerated effort to develop the Company's M680 Infraducer(R), which has just been introduced to the market.

         The net loss for the fiscal year ended October 31, 1997 was $36,251 as compared to net income of $18,589 for the same period in 1996. The loss in 1977 was due primarily to an increase in expenses associated with the Company's aggressive research and development program for fiscal 1997 as well as a decline in sales revenue associated with delays occasioned by a reorganization of the Company's sales and marketing staff.

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

         Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. The Company expended $582,711 in fiscal year 1996 as compared with $419,851 for research and development in its 1995 fiscal year. Such expenditures covered both research and development conducted by the Company as well as the costs for contracted research and development. The dollar increase was principally attributable to an increase in the number of personnel associated with the Company's technical development efforts.

         Net income for the fiscal year ended October 31, 1996 was $18,589 as compared to $196,338 for the same period in 1995. The decrease was due primarily to the increased cost of goods as a result of the obsolete inventory write off as well as an increase in expenses associated with the Company's aggressive research and development program for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 1997, the Company had cash, cash equivalents and short-term investments of $547,995 as compared to $206,364 at October 31, 1996. In addition, the Company had accounts receivable of $910,835 at October 31, 1997 compared to $1,248,776 at October 31, 1996.

         As of October 31, 1997, the Company had working capital of $3,109,263 and a backlog of $1,046,521. Management believes that the Company has adequate resources to meet expected needs and to fund its anticipated research and development efforts for the next 12 months. In the event additional capital is required in excess of cash generated by operations, the Company presently intends to raise such additional capital by continued borrowing arrangements and/or the sale of additional equity securities, although there can be no assurance that the Company will be successful in obtaining additional operating capital on terms acceptable to it.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's balance sheets at October 31, 1997 and 1996 and the related statements of operations, stockholders' equity and statement of cash flows for each of the fiscal years ended October 31, 1997 and 1996 and the report of the independent certified public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section starting at Page F-1 following Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of the Company are as follows:

               Name                              Age                             Position
               ----                              ----                            --------
 Keikhosrow Irani                                 61                 President, Chief
                                                                     Executive Officer and Director

 Alex Wu                                          51                 Vice President and Treasurer

 Sydney V. Stoldt, Jr.                            64                 Secretary

 Steven N. Bronson                                32                 Director

 Alvin Katz                                       68                 Director


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

         Alvin Katz was appointed to the Company's Board of Directors in September 1996. Since 1981, he has served as an adjunct professor of business management at Florida Atlantic University. From 1957 to 1976, Mr. Katz was employed by United Parcel Service holding various managerial positions, including District Manager and Corporate Manager of Operations, Planning, Research and Development. Mr. Katz serves on the Board of Directors of Blimpie International, Inc., which is engaged in the franchising and marketing of quick service sandwich restaurants; Amtech Systems, Inc., which is engaged in the semi-conductor industry; BCT International, Inc., a franchisor of thermo graphic printing plants; Nastech Pharmaceutical Company Inc., which is engaged in the development, manufacture and marketing of nasally delivered pharmaceuticals and is Chairman of Ozo Diversified Inc., a manufacturer of depaneling equipment for the computer chip industry. Mr. Katz holds a B.S. in Business Administration degree from New York University and has done graduate work at C.U.N.Y.- Baruch School.

         The Board of Directors of the Company is divided into three classes:
Class A directors, Class B directors and Class C directors. Mr. Irani, a Class A director, was elected for a term expiring in 1989. Since there have been no subsequent elections, Mr. Irani remains in office until his successor shall be elected and duly qualified. Mr. Bronson is also a Class A director, Mr. Katz is a class B director and there is currently a vacancy for a class C director. The successors to the present directors, when elected, will be elected for staggered three-year terms.

         No family relationship exists between any of the persons described above. The Company's Certificate of Incorporation contains provisions indemnifying its officers, directors, employees and agents against certain liabilities.

ITEM 10 - EXECUTIVE COMPENSATION.

        The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the fiscal year ended October 31, 1997:

                          SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                                    Annual Compensation      Compensation
                                                                    -------------------         Awards
                                                                                                ------
                             Name and Principal
                                 Position
                                 --------                                                       Options         All other
                                                         Year       Salary        Bonus        (Shares)       Compensation
                                                         ----       ------        -----        --------       ------------
                          Keikhosrow Irani,              1997      $127,000        --              --              --
                          President/Chief Executive
                          Officer                        1996      $127,000        --              --              --

                                                         1995      $112,008        --              --              --

         In addition to salary, Mr. Irani has Company paid life insurance and incidental personal use of a Company-leased automobile. In each of fiscal years 1997, 1996, and 1995, the aggregate value of these benefits was less than 10% of the salary of the named executive.

         The Company provides hospitalization, major medical and dental insurance to all employees eligible under a group plan. Premium costs under such group plan attributable to the officer named above are not included in the table.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides the specified information concerning grants of options to purchase the Company's Common Stock during the fiscal year ended October 31, 1997, to the person named in the Summary Compensation Table:

                                       Individual Grant in Last Fiscal Year
                                       ------------------------------------
                                            % of Total
                                            Options
                                            Granted to
                             Options        Employees     Exercise or
                             Granted        in Fiscal     Base Price     Expiration
               Name          (Shares)       Year          ($/Sh)         Date
               ----          ---------      ------------  ------         ------------
               Keikhosrow
               Irani             None            --            --             --

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table provides information related to the number and value of stock options and stock appreciation rights held at fiscal year end by the named executive officer:

                                Number of Unexercised            Value of Unexercised In-the Money
                             Options at October 31, 1997            Options at October 31, 1997
                             ---------------------------            ---------------------------

                          Exercisable       Unexercisable         Exercisable      Unexercisable
                          -----------       --------------        -----------      -------------
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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

         In December, 1996, the Company and Keikhosrow Irani, the Company's President and Chief Executive Officer entered into a five year employment agreement Pursuant to this agreement, Mr. Irani will receive compensation at the rate of $130,000 in 1998, $135,000 in 1999, $140,000 in 2000 and $150,000
in 2001. The agreement also provides Mr. Irani with the use of an automobile. Mr. Irani's employment agreement also provide for disability income equal to his base salary for up to six (6) months of disability and, in the event of disability lasting beyond six (6) months or in the event of death of Mr. Irani, the agreement requires a payment of fifty (50%) percent of the total amount of his last three years' salary over a term of three years. The agreement also requires the Company to provide disability and life insurance to Mr. Irani.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information concerning the Common Stock ownership as of January 20, 1998 by (i) each person who is known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and (iii) all directors and officers of the Company as a group:

                                                                                              Percentage of
                                                                                              -------------
                                                                     Amount and Nature     Outstanding Shares
                                                                        of Beneficial      ------------------
                                  Name of Beneficial Owner (1)          Ownership (1)           Owned (2)
                                  ----------------------------          -------------           ---------
                               Steven N. Bronson (3)(4)                   1,518,060               41.5%

                               Long Term Growth Associates (3)            1,200,000               32.8%

                               Keikhosrow Irani (5)                        565,587                15.5%

                               Chori Co., Ltd. (6)                        350,000                 9.6%

                               Sidney V. Stoldt, Jr.(7)                    14,706                  (9)

                               Alvin Katz (8)                              45,000                  (9)

                               Alex Wu (5)                                  -----                  (9)

                               All Officers and
                               Directors as a Group
                               (5 persons)                                2,143,353               58.6%


-------------------------

(1) All shares are owned beneficially and of record unless indicated otherwise.
(2) Does not give effect to 400,000 shares of Common Stock reserved for issuance pursuant to Warrants issued to Barber & Bronson Incorporated. See "Certain Relationships and Related Transactions."
(3) Mr. Bronson is a principal of Long Term Growth Associates. The address of both of these stockholders is 2101 West Commercial Blvd., Suite 1500, Fort Lauderdale, FL 33309. Information is based upon a Schedule 13D, as amended.
(4) Includes 318,060 shares issuable pursuant to warrants held by Mr. Bronson, which may be exercised within 60 days of the date of this Report. The balance of the shares indicated as owned beneficially by him are shares owned of record by Long Term Growth Associates.
(5)      The address of this stockholder is c/o the Company.
(6) The address of this stockholder is 4-7 Kawaramachi, 2-chome, Chuo-ku, Osaka 541, Japan.
(7) The address of this stockholder is Stoldt & Horan, 401 Hackensack Avenue, Hackensack, New Jersey 07601.
(8) The address of this stockholder is 301 N. Birch Rd., Fort Lauderdale, FL 33309. The wife of Mr. Katz owns approximately a 6% equity interest in Long Term Growth Associates.
(9) Represents less than 1% of the outstanding shares of the Company's Common Stock.

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

         The Company has a variety of agreements with Chori, and Chori-America. Chori is an owner of more than five percent (5%) of the Common Stock of the Company. During fiscal year 1997, the Company purchased approximately $195,600 of products from or through Chori. The Company paid Chori and Chori-America approximately $68,000, in commissions during fiscal year 1997.

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

         10.10 Employment Agreement between the Company and Keikhosrow Irani, dated as of December 20, 1996, filed as Exhibit 10 to the Company's Report on Form 10-KSB dated November 24, 1995 and is hereby incorporated by reference.

         10.11   Settlement Agreement between the Company and Raytek Corporation

         10.12 Sales Representation Agreement between the Company and Anritsu Meter Co., Ltd.

(b)      Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                        MIKRON INSTRUMENT COMPANY, INC.

                          REPORT ON AUDIT OF FINANCIAL
                                   STATEMENTS

                                  YEARS ENDED
                           OCTOBER 31, 1997 and 1996

                        MIKRON INSTRUMENT COMPANY, INC.

                              FINANCIAL STATEMENTS



                                     INDEX


                                                                                               Page
                                                                                              Number
                                                                                        ---------------
INDEPENDENT AUDITORS' REPORT                                                                  F - 2

FINANCIAL STATEMENTS:

         Balance Sheet - October 31, 1997 and 1996                                            F - 3

         Statement of Operations - Years ended
           October 31, 1997 and 1996                                                          F - 4

         Statement of Stockholders' Equity - Years ended
           October 31, 1997 and 1996                                                          F - 5

         Statement of Cash Flows - Years ended
           October 31, 1997 and 1996                                                          F - 6

         Notes to Financial Statements                                                      F - 7 - 15


All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                    [FELDMAN RADIN & CO., P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Mikron Instrument Company, Inc.
Oakland, New Jersey

         We have audited the accompanying balance sheet of Mikron Instrument Company, Inc. as of October 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the financial position of Mikron Instrument Company, Inc. as of October 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 1997 in conformity with generally accepted accounting principles.



                                             /s/ FELDMAN RADIN & CO., P.C.
                                             Certified Public Accountants

New York, New York
December 21, 1997

                        MIKRON INSTRUMENTS COMPANY, INC.

                                 BALANCE SHEETS


                                                               October 31,
                                                       ---------------------------
                                                           1997            1996
                                                       -----------     -----------
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash equivalents                           $    547,995    $    206,364
  Trade accounts receivable, less allowance for
    doubtful accounts of $83,000 and $137,000              910,835       1,248,776
  Inventories                                            2,258,447       2,255,277
  Prepaid expenses and other current assets                 88,712          73,337
                                                       -----------     -----------
    TOTAL CURRENT ASSETS                                 3,805,989       3,783,754

PROPERTY AND EQUIPMENT, net                                272,025         293,117

OTHER ASSETS                                                37,500          87,500
                                                       -----------     -----------

                                                      $  4,115,514    $  4,164,371
                                                       ===========     ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities            $    692,944    $    515,057
  Short-term notes payable                                    -            100,000
  Current portion of long-term debt                           -             50,000
  Current portion of capital lease obligation                3,782           3,323
                                                       -----------     -----------
    TOTAL CURRENT LIABILITIES                              696,726         668,380
                                                       -----------     -----------
LONG-TERM LIABILITIES:
  Long-term debt                                              -             37,500
  Capital lease obligation                                  10,793          14,245
                                                       -----------     -----------
    TOTAL LONG-TERM LIABILITIES                             10,793          51,745
                                                       -----------     -----------


STOCKHOLDERS' EQUITY
  Common stock, $.003 par value;
    authorized  - 15,000,000 shares; issued
    and outstanding 3,654,200 shares in 1997
    and 1996                                                12,181          12,181
  Additional paid-in capital                             3,151,831       3,151,831
  Retained earnings                                        243,983         280,234
                                                       -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                           3,407,995       3,444,246
                                                       -----------     -----------

                                                      $  4,115,514    $  4,164,371
                                                       ===========     ===========


                       See notes to financial statements

                        MIKRON INSTRUMENTS COMPANY, INC.

                            STATEMENTS OF OPERATIONS


                                               Year Ended October 31,
                                            ---------------------------
                                                1997            1996
                                            -----------     -----------
REVENUES:
  Net sales                                $  6,618,513    $  6,943,309
  Royalties                                     197,693         176,973
                                            -----------     -----------
    TOTAL REVENUES                            6,816,206       7,120,282
                                            -----------     -----------
COSTS AND EXPENSES:
  Cost of goods sold                          3,013,404       3,340,717
  Selling, general and administrative         3,192,219       3,193,336
  Research and development                      658,070         582,711
                                            -----------     -----------
    TOTAL COSTS AND EXPENSES                  6,863,693       7,116,764
                                            -----------     -----------
INCOME (LOSS) FROM OPERATIONS                   (47,488)          3,518

OTHER INCOME:
  Investment and interest income                  8,659          15,071
  Gain on currency translation                    2,578            -
                                            -----------     -----------

NET INCOME (LOSS)                          $    (36,251)   $     18,589
                                            ===========     ===========

NET INCOME (LOSS) PER SHARE                $      (0.01)   $       0.00
                                            ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES             3,654,200       3,824,775
                                            ===========     ===========



                       See notes to financial statements

                        MIKRON INSTRUMENT COMPANY, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY


                                     Common Stock            Additional                    Total
                              -------------------------       Paid-In       Retained    Stockholders,
                                 Shares        Amount         Capital       Earnings       Equity
                              -----------    ----------     -----------   -----------  --------------
Balance October 31, 1995        3,654,200   $    12,181    $  3,151,831  $    261,645  $  3,425,657

  Net income                        -             -             -              18,589        18,589
                              -----------    ----------     -----------   -----------   -----------

Balance October 31, 1996        3,654,200        12,181       3,151,831       280,234     3,444,246

  Net loss                          -             -             -             (36,251)      (36,251)
                              -----------    ----------     -----------   -----------   -----------

Balance October 31, 1997        3,654,200   $    12,181    $  3,151,831  $    243,983  $  3,407,995
                              ===========    ==========     ===========   ===========   ===========




                       See notes to financial statements

                        MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENT OF CASH FLOWS


                                                                        Year Ended October 31,
                                                                       ------------------------
                                                                           1997         1996
                                                                       ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $   (36,251)   $   18,589
                                                                       ----------     ---------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                                         58,084        55,935
      Amortization                                                         50,000        50,000
      Realized loss on available-for-sale securities                         -              755

  Changes in assets and liabilities:
    (Increase) decrease in trade accounts receivable                      337,941      (102,655)
    (Increase) decrease in inventories                                     (3,170)     (184,912)
    (Increase) decrease in prepaid and other current assets               (15,375)      (45,195)
    (Decrease) increase in accounts payable and accrued liabilities        28,345      (265,629)
                                                                       ----------     ---------
                                                                          455,826      (491,701)
                                                                       ----------     ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          419,575      (473,112)
                                                                       ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (36,992)     (221,101)
  Proceeds from sale of available-for-sale securitie                         -          399,245
                                                                       ----------     ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          (36,992)      178,144

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt                                              (40,952)       37,500
                                                                       ----------     ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (40,952)       37,500

                                                                       ----------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      341,631      (257,468)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             206,364       463,832
                                                                       ----------     ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                               $   547,995    $  206,364
                                                                       ==========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Assumption of capital lease obligation                              $      -       $   20,000
                                                                       ==========     =========

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

         d.      Property and Equipment.  Property and equipment are stated at
                 cost.   Depreciation and amortization, which includes the
                 amortization of leasehold improvements are computed principally using straight-line depreciation over the estimated useful lives of individual assets or the remaining terms of leases.

         e. Amortization of Covenant Not To Compete. The Covenant Not To Compete is amortized on a straight-line basis over 36 months.

         f. Revenues. Net sales are recognized at the time of shipment. Royalties are recorded as earned in accordance with specific terms of each license agreement.

         g. Research and Development Costs. Research and development costs are expensed as incurred.

         h. Advertising costs. The costs of advertising are expensed as incurred.

         i. Earnings per share. Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the period. The number of common and common equivalent shares utilized in the per share computations were 3,654,200 and 3,824,775, for the years ended October 31, 1997, and 1996.

                        MIKRON INSTRUMENT COMPANY, INC.,

         j. Accounting estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         k. Fair value of financial instruments. Effective October 31, 1996, the Company adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", that requires disclosures of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

        l. Accounting for long lived assets. The company reviews long-lived assets and certain identifiable assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. At October 31, 1997, the Company believes that there has been no impairment of its long -lived assets.

2.      INVENTORIES

        The components of inventories are summarized as follows:

                                                                                      October 31,
                                                                      ---------------------------------------
                                                                           1997                    1996
                                                                      ----------------        ---------------
               Materials and parts                                 $       1,135,101       $       1,657,512

               Work in process                                               401,217                 278,523

               Finished goods                                                722,129                 319,242
                                                                     -----------------       -----------------
                                                                   $       2,258,447       $       2,255,277
                                                                     =================       =================

        Inventories secure any obligations under a bank line of credit.

                        MIKRON INSTRUMENT COMPANY, INC.,

3.     PROPERTY AND EQUIPMENT

       Property and equipment, net, consists of the following:

                                                                               October 31,
                                                              ---------------------------------------------
                                                                     1997                     1996
                                                              ------------------         -----------------
                         Machinery and equipment            $          843,941         $          806,949

                         Furniture and fixtures                         49,273                     49,273

                         Leasehold improvements                         64,445                     64,445
                                                              ------------------         -----------------
                                                                       957,659                    920,667

                         Less: accumulated depreciation               (685,634)                  (627,550)
                                                              ------------------         -----------------
                                                            $          272,025         $          293,117
                                                              ==================         =================

       Property and equipment secure any obligations under a bank line of credit.

4.     EMPLOYEE BENEFIT PLAN

       The Company sponsors a 401(k) plan (as restated January 1, 1995) covering substantially all full-time employees, which provides for Company matching of 30% of the participant's elective deferral, but in no event greater than 1.5% of the participant's compensation. The Company's matching expense for the plan was $14,935 and $13,483 for the years ended October 31, 1997, and 1996 respectively.

5.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities consist of the following:

                                                                    October 31,
                                                     ------------------------------------------
                                                           1997                     1996
                                                     ----------------          ----------------
           Trade accounts payable                  $       417,364           $       358,294

           Commissions                                      71,686                    86,898

                        MIKRON INSTRUMENT COMPANY, INC.,

           Accrued warranty costs                                      -                         10,000

           Accrued payroll                                              80,467                   36,854

           Payroll taxes                                                 1,245                   -

           Covenant payable                                             37,500                   -

           Accrued expenses                                             21,058                   17,076

           Other *                                                      63,624                    5,935
                                                             ------------------      -------------------
                                                           $           692,944     $            515,057
                                                             ==================      ===================

* Consists mostly of customer prepayments for merchandise in 1997



6.     CAPITAL LEASE OBLIGATION

       The Company has leased equipment under non-cancelable lease agreements which expire at December 2000. As of October 31, 1997 minimum annual lease commitments under capital leases with tems in excess of one year are as follows:


                      1998                                                                       $        5,616

                      1999                                                                                5,616

                      2000                                                                                5,616

                      2001                                                                                1,404
                                                                                                   -------------
                           Total future minimum lease payments                                           18,252

                      Less amounts representing interest                                                 (3,712)
                                                                                                   -------------
                           Present value of minimum lease payments                                       14,540

                      Less: Current portion of obligations under capital lease                           (5,616)

                      Long-term obligations under capital lease, net of current portion            -------------
                                                                                                 $        8,924
                                                                                                   =============

                        MIKRON INSTRUMENT COMPANY, INC.,

7.     COMMITMENTS

       Operating Leases
       The Company has a five year operating lease agreement for its manaufacturing, warehouse and office facilities, with an option to extend the lease for an additional five years. The lease expires December 31, 2000. The lease provides for the Company to pay certain operating costs of the leased property. Rent expense for the years ended October 31, 1997, and 1996, was approximately $191,378, and $156,100 respectively. Prior to January 1996, the Company was subleasing a portion of its previous location. Such rental income approximated $11,100 in the year ended October 31, 1996.

       At October 31, 1997, the minimum future rental commitments under this lease are as follows:

                                        Year Ending October 31,
                                       -----------------------------
                                        1998                                 $        191,378

                                        1999                                          191,378

                                        2000                                           31,897


       Employment Contracts

       The Company has entered into an employment agreement expiring August 31, 2000 with an employee/stockholder. The agreement provides for aggregate compensation of $225,000 during the term of the agreement. In the event of death or disability of the employee/stockholder, the agreement calls for payments to the employee's estate, or beneficiary of his unpaid compensation contemplated under the agreement in equal annual installments over three years. If the employee/stockholder retires during the term of the agreement, he shall receive 30% of the unpaid compensation contemplated under the agreement in equal annual installments over three years. The agreement contains provisions intended to prevent the employee/stockholder from entering into any form of competition with the Company or disclosing any proprietary information for which the Company has agreed to the pay the employee/stockholder $150,000 in twelve quarterly payments of $12,500. The net covenant of $37,500 is included in other assets at October 31, 1997.

       The Company has an employment agreement with an executive officer expiring

                        MIKRON INSTRUMENT COMPANY, INC.,

       December 31, 2001.  The agreement provides for compensation as follows:

                                    Year Ending October 31,
                                    -----------------------

                                    1998                                        $         129,500

                                    1999                                                  134,166

                                    2000                                                  139,167

                                    2001                                        $         148,334

       Investment Banking Agreement

       On October 1, 1995 the Company entered into a three year agreement with an investment banking firm to serve as the Company's financial advisor as to any and all corporate finance matters or other corporate business that the Company deems appropriate. The investment banking firm's compensation will be $12,000 per year for three years, as well as additional compensation of 5% with respect to transactions such as mergers or acquisitions brought to the Company by the investment banking firm. In addition, the Company granted the investment banking firm warrants to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $2.50 per share for which the investment banking firm paid the Company $666. The fair market value of the Company's stock at October 31, 1997 was $1.75. The warrants expire on September 30, 2000.

       Credit Agreements

       The Company has a commercial line of credit agreement with a bank which provides a line of credit of up to $600,000 at the prime interest rate and a foreign exchange line's daily settlement of $200,000. As of October 31, 1997 the prime rate was 8.50%. This agreement runs through January 31, 1998, and is secured by all of the present and future accounts receivable, inventory and fixed assets of the Company.

8.     STOCKHOLDERS' EQUITY

       As of December 31, 1996 and 1997, there was 400,000 warrants to purchase common stock issued by the Company. 200,000 of these warrants will expire on December 31, 1998 and 200,000 will expire on September 30, 2000.

                        MIKRON INSTRUMENT COMPANY, INC.,

 9.    INCOME TAXES

       Income statement presentation of the Company's Income Tax Provision and Deferred Tax Assets and Liabilities are presented in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Deferred Tax Assets consist of the following:

                                                                                Year ended October 31,
                                                                       ---------------------------------------
                                                                             1997                  1996
                                                                       ---------------       -----------------
                       Net operating loss carryforwards              $           26,200    $           24,200

                       Less: valuation allowance                                (26,200)              (24,200)
                                                                       -----------------     -----------------
                                                                     $            -        $           -
                                                                       =================     =================

                Reconciliation of the provision for income taxes shown in the financial statements and amounts computed by applying the Federal statutory income tax rates are as follows:



                                                                                  Year ended October 31,
                                                                        -----------------------------------------
                                                                             1997                   1996
                                                                        -------------        ----------------

                         Net earnings before income taxes             $        (36,251)     $         18,589
                                                                        ===============       ================

                         Provision (benefit) for income taxes         $        (14,478)     $          7,500

                         Tax benefit not recognized                             14,578                 -
                                                                        ---------------       ---------------
                         Benefit provided by net operating                       -                    (7,500)
                            loss carryforwards

                                                                      $          -          $          -
                                                                        ===============       ===============

  Net operating loss carryforwards available for income tax purposes amounted to

                        MIKRON INSTRUMENT COMPANY, INC.,
       approximately $77,000, and $71,000 for the years ended October 31, 1997, and 1996 respectively. These net operating loss carryforwards will expire between 2004 and 2012. Carryover of the net operating loss carryforwards are subject to limitations in the event of a change of 50% or more of the corporate ownership, as defined for tax purposes. If such a change were to occur, the Company's ability to use the net operating loss carryforwards may be subject to certain limitations.

10.    ADVERTISING COSTS

       Advertising costs amounted to approximately $403,571and $264,426 for the years ended October 31, 1997 and 1996, respectively.

11.    RELATED PARTY TRANSACTIONS

       The Company purchases certain of its products from a Japanese company that is a stockholder. Purchases from this company, for the years ended October 31, 1997, and 1996 were approximately $195,600, and $80,100 respectively. Resales to international customers for items previously purchased from this company were $416,200, and $355,400 for the years ended October 31, 1997, and 1996 respectively. In addition, under the terms of a distribution agreement, this company acts as the international sales representative for all of the Company's products for which it earns a 5% commission. For the years ended October 31, 1997, and 1996, this company received commissions of approximately $68,000, and $62,000 respectively.

12.    ROYALTIES

       In 1992, the Company instituted suits in the Federal District Court for Eastern Pennsylvania against two companies for infringement of one of the Company's patents. The Company settled one case effective July 1, 1992, and one case effective March 31, 1994 on terms management believes are favorable to the Company. The settlements included, among other terms, payments to the Company of back royalties for sales of the patented products sold, royalties to the Company for prospective sales of patented products and a payment for damages by one of the companies. On May 27, 1997 there was a similar settlement agreement with another company effective January 1, 1996. For the years ended October 31, 1997 and 1996 the Company earned royalties of approximately $197,700 and $177,000 respectively.

13.    EXPORT SALES

       For the years ended October 31, 1997 and 1996, approximately $1,903,840 or 29%, and

                        MIKRON INSTRUMENT COMPANY, INC.,

       $1,241,628 or 18% respectively, of the Company's sales were to customers located outside of the United States.

14.    FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

       Fourth quarter adjustments included the write off of a customer's receivable balance of $54,000 and an increase to inventory of $144,000 due to the differences between physical and perpetual inventory records.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of January, 1998.

                                        MIKRON INSTRUMENT COMPANY, INC.

                                        By:  /s/ Keikhosrow Irani
                                        ----------------------------------------
                                        Keikhosrow Irani
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


         Signature                                  Title                           Date
         ---------                                  -----                           ----
/s/Keikhosrow Irani                        President, Chief Executive Officer
--------------------------------           (Principal Executive Officer)       January 27, 1998
KEIKHOSROW IRANI


/s/Alex Wu                                 Treasurer
--------------------------------           (Principal Financial and
ALEX WU                                    Accounting Officer)                 January 27, 1998




/s/ Steven N. Bronson                      Director                            January 27, 1998
--------------------------------
STEVEN N. BRONSON


 /s/ Alvin Katz                            Director                            January 27, 1998
--------------------------------
ALVIN KATZ

                               Index To Exhibits

Exhibit No.                       Description
-----------                       -----------
10.11            Settlement Agreement between the Company and
                 Raytek Corporation dated May 27, 1997

10.12 Sales Representation Agreement between the Company and Anritsu Meter Co., Ltd.