Form 10QSB
period 1998-01-31
MIKRON INSTRUMENT CO INC
filed 1998-03-10
CIK 787809

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACTO OF 1934


          For the transition period from              to
                                         ------------    ------------

                        Commission file number: 0-15486

                         MIKRON INSTRUMENT COMPANY, INC.
               -------------------------------------------------

             (Exact Name of Registrant as Specified in its Charter)

                            New Jersey                        22-1895668
              ---------------------------------          -------------------
              State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization              Identification No.)


                 16 Thornton Road, Oakland, New Jersey  07436
                 --------------------------------------------
              (Address of Principal Executive Office)  (Zip Code)

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

                 Yes    x                                   No
                     -------                                   ------

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of January 31, 1998 was 3,654,200 shares.

                        MIKRON INSTRUMENT COMPANY, INC.

                                     INDEX


                                                                                            Page Number
                                                                                        ------------------

 PART I - FINANCIAL INFORMATION

          Balance Sheet - January 31, 1998                                                       1

          Statement of Operations - Three months ended January 31, 1998 and 1997                 2

          Statement of Cash Flows - Three months ended January 31, 1998 and 1997                 3

          Notes to Financial Statements                                                          4

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS                                                          5

 PART II - OTHER INFORMATION                                                                     6

 SIGNATURES                                                                                      7

                         MIKRON INSTRUMENT COMPANY, INC.

                                  BALANCE SHEET

                                   (Unaudited)

                                                                          January 31,
                                                                              1998
                                                                          -----------
                                              ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                           $  269,189
      Trade accounts receivable, less allowance for
           doubtful accounts of $83,000                                    1,330,243
      Inventories                                                          2,108,848
      Prepaid expenses and other current assets                               76,373
                                                                          ----------
           TOTAL CURRENT ASSETS                                            3,784,653

PROPERTY AND EQUIPMENT, net                                                  266,963

OTHER ASSETS                                                                  25,000
                                                                          ----------
                                                                          $4,076,616
                                                                          ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     (Accounts payable and accrued liabilities                            $  422,601
      Current portion of capital lease obligation                              3,782
                                                                          ----------
           TOTAL CURRENT LIABILITIES                                         426,383
                                                                          ----------
CAPITAL LEASE OBLIGATION                                                       9,907
                                                                          ----------
STOCKHOLDERS' EQUITY
      Common stock, $.003 par value;
           authorized  - 15,000,000 shares; issued and outstanding
           3,654,200 shares                                                   12,181
      Additional paid-in capital                                           3,151,831
      Retained earnings                                                      476,314
                                                                          ----------
           TOTAL STOCKHOLDERS' EQUITY                                      3,640,326
                                                                          ----------
                                                                          $4,076,616
                                                                          ==========

                        See notes to financial statements

                       MIKRON INSTRUMENT COMPANY, INC.

                           STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                     Three Months Ended
                                                         January 31,
                                              -------------------------------
                                                   1998              1997
                                              -------------     -------------
REVENUES:
      Net sales                                $  2,175,727     $   1,622,851
      Royalties                                      41,668            31,338
                                                 ----------        -----------
          TOTAL REVENUES                          2,217,395         1,654,189
                                                 ----------        -----------
COSTS AND EXPENSES:
      Cost of goods sold                          1,009,534           833,458
      Selling, general and administrative           821,613           799,895
      Research and development                      155,720           167,748
                                                 ----------        -----------
          TOTAL COSTS AND EXPENSES                1,986,867         1,801,101
                                                 ----------        -----------

INCOME (LOSS) FROM OPERATIONS                       230,529          (146,912)
                                                 ----------        -----------
OTHER INCOME:
      Investment and interest income                  1,802               401
                                                 ----------        -----------

NET INCOME (LOSS)                              $    232,331     $    (146,511)
                                                 ==========        ===========

NET INCOME (LOSS) PER SHARE                    $       0.06     $       (0.04)
                                                 ==========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES                 3,654,200         3,654,200
                                                 ==========        ===========















                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        January 31,
                                                                               -----------------------------
                                                                                    1998             1997
                                                                               ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                        $    232,331     $  (146,511)
      Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
               Depreciation                                                           5,063          14,112
               Amortization                                                          12,500          12,500
      Changes in assets and liabilities:
           (Increase) decrease in trade accounts receivable                        (419,409)        354,542
           (Increase) decrease in inventories                                       149,599         114,209
           (Increase) decrease in prepaid and other current assets                   12,339         (32,082)
           (Decrease) increase in accounts payable and accrued liabilities         (270,343)       (131,571)
                                                                                   --------        --------
                                                                                   (510,251)        331,710
                                                                                   --------        --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   (277,920)        185,199
                                                                                   --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                  -         (14,925)
                                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of short-term notes payable                                                          (100,000)
      Decrease in long-term debt                                                       (886)           (778)
                                                                                   --------        --------
NET CASH USED IN FINANCING ACTIVITIES                                                  (886)       (100,778)
                                                                                   --------        --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (278,806)         69,496
                                                                                   --------        --------
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                       547,995         206,364

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $    269,189     $   275,860
                                                                                   ========        ========







                        See notes to financial statements

                        MIKRON INSTRUMENT COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 1998

                                  (Unaudited)


1.       BASIS OF PRESENTATION

                 The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

                 Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of October 31, 1997 contained in the Company's Annual Report on Form 10-KSB.

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

a.       Results of Operations

                 Net sales for the quarter ended January 31, 1998 were $2,176,000 as compared to net sales of $1,623,000 for the quarter ended January 31, 1997. The cost of sales was 46% as compared to 51% for the comparable 1997 period. The decrease in cost of sales as a percentage of net sales for the three months ended January 31, 1998 is due to the increased markups on their new product line.

                 Selling, general and administrative expenses for the three months ended January 31, 1998 were $822,000 as compared to $800,000 for the same 1997 period. This was due to the increase in sales and aggressive advertising.

                 As a result of the completion of the last research and development project, expenses for the quarter ended January 31, 1998 were $156,000 as compared to $168,000 for the quarter ended January 31, 1997.

                 Other income for the three month period ended January 31, 1998 was $1,800 and was due to investment income. Royalty income for the quarter ended January 31, 1998 was $41,700 as compared to $31,300 in the comparable period ended January 31, 1997. This increase resulted from ad additional royalty agreement in 1997.

b.       Material Change in Financial Condition, Liquidity and Capital
         Resources

                 The Company's working capital decreased from $3,419,000 at October 31, 1997 to $3,358,000 at January 31, 1998.

                 At January 31, 1998, the Company's capital resources and its sources of liquidity was $269,000 in cash and cash equivalents.

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

                            MIKRON INSTRUMENT COMPANY, INC.




                            ------------------------------------------------
                              Keikhosrow Irani, President, as Registrant's,
                                            duly authorized officer



                            ------------------------------------------------
                                               Alex Wu, Treasurer