Form 10QSB
period 1998-04-30
MIKRON INSTRUMENT CO INC
filed 1998-06-08
CIK 787809

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 1998
                                       OR

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

                 Yes    X                       No
                    ----------                    ----------

         The number of shares of registrant's Common Stock, $.003 par value, outstanding as of April 30, 1998 was 3,654,200 shares.

                        MIKRON INSTRUMENT COMPANY, INC.

                                     INDEX

                                                                               Page No.
                                                                               --------
PART I - FINANCIAL INFORMATION:

      Balance Sheet - April 30, 1998                                              1

      Statement of Operations - Three months and six months ended
      April 30, 1998 and 1997                                                     2

      Statement of Cash Flows - Six months ended April 30, 1998
      and 1997                                                                    3

      Notes to Financial Statements                                               4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    5-6

PART II - OTHER INFORMATION                                                       7

SIGNATURES                                                                        8

                    MIKRON INSTRUMENT COMPANY, INC.

                             BALANCE SHEET

                              (Unaudited)

                                                                 April 30,
                                                                   1998
                                                              ---------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                   $     299,281
  Trade accounts receivable, less allowance for
    doubtful accounts of $83,000                                  1,344,758
  Inventories                                                     2,141,460
  Prepaid expenses and other current assets                         135,537
                                                              --------------
    TOTAL CURRENT ASSETS                                          3,921,036

PROPERTY AND EQUIPMENT, net                                         262,937

OTHER ASSETS                                                         12,500
                                                              --------------

                                                              $   4,196,473
                                                              ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                    $     420,105
  Current portion of capital lease obligation                         3,782
                                                              --------------
    TOTAL CURRENT LIABILITIES                                       423,887
                                                              --------------

CAPITAL LEASE OBLIGATION                                              8,990
                                                              --------------

STOCKHOLDERS' EQUITY
  Common stock, $.003 par value;
    authorized  - 15,000,000 shares; issued and outstanding
    3,654,200 shares.                                                12,181
  Additional paid-in capital                                      3,151,831
  Retained earnings                                                 599,584
                                                              --------------
    TOTAL STOCKHOLDERS' EQUITY                                    3,763,596
                                                              --------------

                                                              $   4,196,473
                                                              ==============


                       See notes to financial statements

                        MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                Three Months Ended              Six Months Ended
                                                    April 30,                       April 30,
                                          -----------------------------  ----------------------------
                                               1998            1997           1998            1997
                                          -------------   -------------  -------------   ------------
REVENUES:
  Net sales                               $  2,283,596    $ 1,681,520    $  4,459,323    $ 3,304,371
  Royalties                                     54,873         29,076          96,541         60,414
                                           ------------    ------------   ------------    -----------
    TOTAL REVENUES                           2,338,469      1,710,596       4,555,864      3,364,785
                                           ------------    ------------   ------------    -----------
COSTS AND EXPENSES:
  Cost of goods sold                         1,069,510        757,836       2,079,044      1,591,293
  Selling, general and administrative          952,391        815,197       1,774,004      1,615,092
  Research and development                     199,350        155,594         355,069        323,342
                                           ------------    ------------   ------------    -----------
    TOTAL COSTS AND EXPENSES                 2,221,251      1,728,627       4,208,117      3,529,727
                                           ------------    ------------   ------------    -----------

INCOME (LOSS) FROM OPERATIONS                  117,218        (18,031)        347,747       (164,942)
                                           ------------    ------------   ------------    -----------

OTHER INCOME:
  Investment and interest income                 6,052            206           7,854            607
                                           ------------    ------------   ------------    -----------

NET INCOME (LOSS)                         $    123,270    $   (17,825)   $    355,601    $  (164,335)
                                           ============    ============   ============    ===========

NET INCOME (LOSS) PER SHARE               $       0.03    $     (0.00)   $       0.10    $     (0.04)
                                           ============    ============   ============    ===========

WEIGHTED AVERAGE NUMBER OF SHARES            3,654,200      3,654,200       3,654,200      3,654,200
                                           ============    ============   ============    ===========











                       See notes to financial statements

                        MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                     April 30,
                                                                            ---------------------------
                                                                                1998           1997
                                                                            -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $   355,601    $   (164,335)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                                              31,525          28,524
      Amortization                                                              25,000          25,000

  Changes in assets and liabilities:
    (Increase) decrease in trade accounts receivable                          (433,923)        187,702
    (Increase) decrease in inventories                                         116,987         239,831
    (Increase) decrease in prepaid and other current assets                    (46,825)        (26,403)
    (Decrease) increase in accounts payable and accrued liabilities           (272,839)        (63,657)
                                                                            -----------    ------------

                                                                              (580,075)        390,997
                                                                            -----------    ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              (224,474)        226,662
                                                                            -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (22,437)        (19,287)
                                                                            -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of short-term notes payable                                            -            (100,000)
  Decrease in long-term debt                                                    (1,803)        (26,584)
                                                                            -----------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                           (1,803)       (126,584)
                                                                            -----------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (248,714)         80,791

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                  547,995         206,364
                                                                            -----------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $   299,281    $    287,155
                                                                            ===========    ============



                       See notes to financial statements

                        MIKRON INSTRUMENT COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 1998

                                  (Unaudited)


1.       BASIS OF PRESENTATION

                 The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

                 Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of October 31, 1997 contained in the Company's Annual Report on Form 10-K.

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

a.   Results of Operations

                 Net sales for the quarter ended April 30, 1998 were $2,284,000 as compared to net sales of $1,682,000 for the quarter ended April 30, 1997. The cost of sales as a percentage of net sales for the 1998 period was 47% as compared to 45% for the comparable 1997 period.
         Net sales for the six months ended April 30, 1998 were $4,459,000 as compared to net sales of $3,304,000 for the six months ended April 30, 1997. The cost of sales as a percentage of net sales for the six months ended April 30, 1998 was 47% as compared to 48% for the comparable 1997 period. The increase in cost of sales as a percentage of net sales for the three months ended April 30, 1998 was due to a decrease in the markup on the Company's new product line. The decrease in the six months ended April 30, 1998 was due to decrease in wages and overtime.

                 Selling, general and administrative expenses for the three and six month periods ended April 30, 1998 were $952,000 and $1,774,000 as compared to $815,000 and $1,615,000 for the respective 1997 periods. The increase in the three month period ended April 30, 1998 was due to additional costs of advertising, trade shows and sales commissions.

                 Research and development expenses for the quarter ended April 30, 1998 were $199,000 as compared to $156,000 for the quarter ended April 30, 1997. As for the six months ended April 30, 1998, research and development expenses were $355,000 as compared to $323,000 for the six months ended April 30, 1997. The increases in the three and six month periods ended April 30, 1998 over the comparable 1997 periods are attributable to the Company's efforts to develop new infrared thermometers and hiring of additional personnel for the research and development department.

                 Other income for the quarter ended April 30, 1998 was $61,000 as compared to $29,000 for the quarter ended April 30, 1997. This represents $55,000 of royalty income and $6,000 of other investment income for the quarter ended April 30, 1998, compared to $29,000 of royalty income and $200 of investment income for the quarter ended April 30, 1997. As for the six months ended April 30, 1998, other income was $104,000, as compared to $61,000 for the six months ended April 30, 1997. This represents $97,000 of royalty income and $8,000 of other investment income for the six months ended April 30, 1998, compared to $60,000 of royalty income and $1,000 of investment income for the six months ended April 30, 1997.

b.   Material Change in Financial Condition, Liquidity and Capital Resources

                 The Company's working capital increased from $3,109,000 at October 31, 1997 to $3,497,000 at April 30, 1998.

                 At April 30, 1998, the Company's capital resources and its sources of liquidity was $299,000 in cash and temporary cash investments.

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

                                      MIKRON INSTRUMENT COMPANY, INC.



                                      -----------------------------------------
                                          Keikhosrow Irani, President, as
                                         Registrant's duly authorized officer



                                      -----------------------------------------
                                          Alex Wu, Treasurer