Form 10QSB
period 1998-07-31
MIKRON INSTRUMENT CO INC
filed 1998-09-10
CIK 787809

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 1998
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____to___

                         Commission file number: 0-15486
                                                 -------

                         MIKRON INSTRUMENT COMPANY, INC.
                         --------------------------------
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

      The number of shares of registrant's Common Stock, $.003 par value, outstanding as of July 31, 1998 was 3,654,200 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX
                                                                        Page No.
                                                                        --------
       PART I - FINANCIAL INFORMATION:

            Balance Sheet - July 31, 1998                                  1

            Statement of Operations - Three months and nine months
            ended July 31, 1998 and 1997                                   2

            Statement of Cash Flows - Three months and nine months
            ended July 31, 1998 and 1997                                   3

            Notes to Financial Statements                                  4

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                                5-6

       PART II - OTHER INFORMATION                                         7

       SIGNATURES                                                          8

                         MIKRON INSTRUMENT COMPANY, INC.

                                  BALANCE SHEET

                                   (Unaudited)

                                                                                 July 31,
                                                                                   1998
                                                                                ----------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                 $  236,482
      Trade accounts receivable, less allowance for
           doubtful accounts of $83,000                                          1,128,046
      Inventories                                                                2,139,308
      Prepaid expenses and other current assets                                    103,468
                                                                                ----------
           TOTAL CURRENT ASSETS                                                  3,607,304

PROPERTY AND EQUIPMENT, net                                                        273,256
                                                                                ----------

                                                                                $3,880,560
                                                                                ==========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     (Accounts payable and accrued liabilities                                  $  351,781
      Current portion of capital lease obligation                                    3,782
                                                                                ----------
           TOTAL CURRENT LIABILITIES                                               355,563
                                                                                ----------

CAPITAL LEASE OBLIGATION                                                             8,039
                                                                                ----------

STOCKHOLDERS' EQUITY
      Common stock, $.003 par value;
           authorized  - 15,000,000 shares; issued and outstanding
           3,654,200 shares                                                         12,181
      Additional paid-in capital                                                 3,151,831
      Retained earnings                                                            352,946
                                                                                ----------
           TOTAL STOCKHOLDERS' EQUITY                                            3,516,958
                                                                                ----------

                                                                                $3,880,560
                                                                                ==========


                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     Three Months Ended                    Nine Months Ended
                                                           July 31,                             July 31,
                                                ------------------------------       -----------------------------
                                                   1998               1997              1998              1997
                                                ------------------------------       -----------------------------
REVENUES:
      Net sales                                 $ 1,817,400        $ 1,713,054       $ 6,276,723       $ 5,017,425
      Royalties                                      48,000            101,778           144,541           162,192
                                                -----------        -----------       -----------       -----------
           TOTAL REVENUES                         1,865,400          1,814,832         6,421,264         5,179,617
                                                -----------        -----------       -----------       -----------
COSTS AND EXPENSES:
      Cost of goods sold                            974,434            850,013         3,053,477         2,441,306
      Selling, general and administrative           923,057            788,903         2,697,062         2,403,995
      Research and development                      221,676            167,887           576,745           491,229
                                                -----------        -----------       -----------       -----------
           TOTAL COSTS AND EXPENSES               2,119,167          1,806,803         6,327,284         5,336,530
                                                -----------        -----------       -----------       -----------
INCOME (LOSS) FROM OPERATIONS                      (253,767)             8,029            93,980          (156,913)
                                                -----------        -----------       -----------       -----------
OTHER INCOME:
      Investment and interest income                  7,130              1,926            14,984             2,533
                                                -----------        -----------       -----------       -----------

NET INCOME (LOSS)                               $  (246,637)       $     9,955       $   108,964       $  (154,380)
                                                ===========        ===========       ===========       ===========
NET INCOME (LOSS) PER SHARE                     $     (0.07)       $      0.00       $      0.03       $     (0.04)
                                                ===========        ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES                 3,654,200          3,684,890         3,654,200         3,684,890
                                                ===========        ===========       ===========       ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                          July 31,
                                                                                 --------------------------
                                                                                   1998             1997
                                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                          $ 108,964        $(154,384)
      Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
                 Depreciation                                                       48,249           43,078
                 Amortization                                                       37,500           37,500

      Changes in assets and liabilities:
           (Increase) decrease in trade accounts receivable                       (217,211)         167,701
           (Increase) decrease in inventories                                      119,139          347,280
           (Increase) decrease in prepaid and other current assets                 (14,756)         (18,500)
           (Decrease) increase in accounts payable and accrued liabilities        (341,164)         (87,899)
                                                                                 ---------        ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  (259,279)         334,776
                                                                                 ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                           (49,480)         (23,445)
                                                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of short-term notes payable                                                -         (100,000)
      Decrease in long-term debt                                                         -          (87,500)
      Decrease in capital lease obligation                                          (2,754)         (17,568)
                                                                                 ---------        ---------
NET CASH USED IN FINANCING ACTIVITIES                                               (2,754)        (205,068)
                                                                                 ---------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (311,513)         106,263

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                      547,995          206,364
                                                                                 ---------        ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $ 236,482        $ 312,627
                                                                                 =========        =========




                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 1998

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

a.   Results of Operations

            Net sales for the quarter ended July 31, 1998 were $1,817,000 as compared to net sales of $1,713,000 for the quarter ended July 31, 1997. The cost of sales as a percentage of net sales for the 1998 period was 54% as compared to 50% for the comparable 1997 period. Net sales for the nine months ended July 31, 1998 were $6,277,000 as compared to net sales of $5,017,000 for the nine months ended July 31, 1997. The cost of sales as a percentage of net sales for the nine months ended July 31, 1998 and 1997 was 49%. The increase in cost of sales as a percentage of net sales for the three months ended July 31, 1998 was due to lower margin in products sold in this period.

            Selling, general and administrative expenses for the three and nine month periods ended July 31, 1998 were $923,000 and $2,697,000 as compared to $789,000 and $2,404,000 for the respective 1997 periods. The increase in the three month period ended July 31, 1998 was due to increased expenditures on sales advertising and marketing.

            Research and development expenses for the quarter ended July 31, 1998 were $222,000 as compared to $168,000 for the quarter ended July 31, 1997. As for the nine months ended July 31, 1998, research and development expenses were $577,000 as compared to $491,000 for the nine months ended July 31, 1997. The increases in the three and nine month periods ended July 31, 1998 over the comparable 1997 periods are attributable to the addition of personnel and outside consultants in this division.

            Other income for the quarter ended July 31, 1998 was $55,000 as compared to $104,000 for the quarter ended July 31, 1997. This represents $48,000 of royalty income and $7,000 of investment income for the quarter ended July 31, 1998, compared to $102,000 of royalty income and $2,000 of investment income for the quarter ended July 31, 1997. As for the nine months ended July 31, 1998, it was $159,000 as compared to $165,000 for the nine months ended July 31, 1997. This represents $144,000 of royalty income and $15,000 of investment income for the nine months ended July 31, 1998, compared to $162,000 of royalty income and $3,000 of investment income for the nine months ended July 31, 1997.

b.   Material Change in Financial Condition, Liquidity and Capital Resources

            The Company's working capital increased from $3,109,000 at October 31, 1997 to $3,252,000 at July 31, 1998.

            At July 31, 1998, the Company's capital resources and its sources of liquidity was $236,482 in cash and temporary cash investments and accounts receivable of $1,128,046.

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

                                    MIKRON INSTRUMENT COMPANY, INC.




                                    ----------------------------------
                                     Keikhosrow Irani, President, as
                                   Registrant's duly authorized officer







                                    ----------------------------------
                                            Alex Wu, Treasurer