Form 10KSB
period 1998-10-31
MIKRON INSTRUMENT CO INC
filed 1999-01-26
CIK 787809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB
                                   -----------
                          ANNUAL OR TRANSITIONAL REPORT
                                   (Mark One)
               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                       OR
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenues for the most recent fiscal year were $8,426,771.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 19, 1998, based upon the average bid and asked prices of such stock on that date was $2,682,200. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

The number of shares of the registrant's Common Stock outstanding as of January 19, 1999 was 3,785,700.

Transitional Small Business Disclosure Format Yes |_| No |X|

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Mikron Instrument Company, Inc. ("Mikron" or the "Company") a New Jersey corporation organized in 1969, develops, manufactures, markets and services equipment and instruments for non-contact temperature measurement. The Company's products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. The predominant market for the Company's hand-held infrared thermometers is industrial quality control applications and maintenance. The Company also markets its products to laboratories and original equipment manufacturers, both domestic and foreign, where "fixed" infrared thermometers are incorporated as integral components of production equipment.

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

In October of 1995, the Mikron Model M9000 Pyrovision Thermal Imaging system was formally introduced to the marketplace. This high temperature thermal imaging system operates in the range of 600 degrees C to 2400 degrees C. Its unique near infrared imaging, high speed and excellent spatial resolution offer significant advantages over conventional imagers. The price range of this product is between $25,000 and $50,000.

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

The Company designs, assembles and/or markets accessories and optional equipment for its infrared thermometers, such as its Infracouple infrared temperature sensors, lenses, fiber optic assemblies, calibration equipment, mounts, protective jackets and cases, batteries, chargers and camera adapters.

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

The Company's products are sold through a network of approximately 85 independent sales representatives and distributors worldwide. The sales activities of such sales representatives and distributors are coordinated by five employees of the Company, who are also directly responsible for the balance of the Company's sales. The Company promotes its products through printed advertisements in selected industrial and trade journals. The Company also promotes its products by participating in national and international trade shows. In fiscal year 1998, the Company continued its marketing program by maintaining promotional and sales campaigns to increase market awareness of the use of non-contact thermometry devices.

During each of its fiscal years 1997 and 1998, the Company had approximately 1,000 customers, none of which accounted for more than 10% of its sales. The Company estimates that it currently has an active customer base of 3,000 customers. The loss by the Company of any single customer would not have a materially adverse effect on the Company.

In fiscal 1998, approximately 19% of the Company's sales were to customers outside of the United States, as compared to approximately 29% in fiscal 1997. The approximate 10% decrease in international sales which the Company experienced over that two year period was attributable to decreases in product purchasing activities undertaken by some of its Southeast Asian customers as a result of the economic problems that have developed in that region of the world. The Company has taken steps to strengthen its sales outside the United States through appointment of sales representatives, additional promotional activities and technical training of representatives. As a significant portion of the business is done through known accounts, in dollars, and the balance is sold on letter of credit terms, there is little credit or currency risk associated with this business. International exchange rates have made exports from the United States more viable than in the past, and the Company intends to take advantage of this situation.

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

RESEARCH AND DEVELOPMENT

The Company conducts product development activities to increase the size of its available market through broader product offerings and to cost reduce its products resulting in more competitive pricing and/or better operating margins. For the past year, the Company's research and development activities has been primarily devoted to the development of new infrared thermometry products, such as the Mikron M680 Infraducer for semiconductor industry applications, as well as the adaptation and enhancement of existing products for new applications.

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

INTELLECTUAL PROPERTY

The Company owns two patents covering technology related to its infrared thermometry products, and derives royalty payments from one of its patents. Neither of these patents is material to the Company's overall business. Furthermore, there can be no assurances that the Company's patents will provide an adequate measure of protection against competitive technology which could circumvent such patent or that an issued patent would withstand review and be held valid by a court of competent jurisdiction. No other patents have been issued or applied for with respect to any of the Company's products or other proprietary technical information and there is no assurance that any products of the Company will be patentable.

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

EMPLOYEES

As of October 31, 1998, the Company's staff was comprised of 47 persons, 45 of whom were full time and 2 of whom were part time. Of the total number of employees, 9 are engaged in design engineering and research and development, 19 in manufacturing and production, 6 in marketing and sales, 8 in administration and finance, 1 in customer service and 4 in general office. None of Company's employees are represented by unions. The Company has not experienced any strikes or work stoppages and, in the opinion of the Company's management, has good working relations with its employees.

CERTAIN CONTRACTUAL ARRANGEMENTS

The Company also has a variety of agreements with Chori Co., Ltd. ("Chori") and an affiliate of Chori, Chori of America, Inc. ("Chori-America") which includes the transfer of certain technology, the cross-licensing of each other's technology, the marketing of each other's products, and the collection of proceeds from the Company's foreign sales. See "Certain Relationships and Related Transactions."

The Company has recently entered into a sales representation agreement with Anritsu Meter Co., Ltd. ("Anritsu"). Pursuant to the agreement, the Company was granted the exclusive, except as to Anritsu, right to promote and sell Anritsu products in North America. The agreement, which commenced as of March 1, 1998, has a five year term with a one year notice period for termination thereafter. Anritsu manufactures a full line of lower cost contact temperature probes, indicators and calibrators.

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

Fiscal Years                                 Bid Price
------------                                 ---------

                                          Low         High
                                          ---         ----
1999:

First Quarter through
January 19, 1999                          $1.03       $1.63

1998:

First Quarter                             $1.00       $2.25
Second Quarter                            $1.00       $2.88

Fiscal Years                                  Bid Price
------------                                  ---------

                                          Low         High
                                          ---         ----
1998:

Third Quarter                             $1.13       $2.59
Fourth Quarter                            $0.25       $1.50

1997:

First Quarter                             $1.88       $2.63
Second Quarter                            $1.00       $1.88
Third Quarter                             $1.00       $1.75
Fourth Quarter                            $1.00       $2.75

On January 19, 1999, the closing bid and asked price quotations for the Company's Common Stock were $1.03 and $1.50, respectively. The Company believes that its Common Stock is held of record by approximately 42 persons, including several brokerage firms holding shares in street name for more than 400 beneficial owners.

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

OVERVIEW

The Company, develops, manufactures, markets and services equipment and instruments, including hand-held infrared thermometers, for non-contact temperature measurement. The Company's products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. The Company's predominant markets include industrial quality control applications and maintenance, as well as laboratories and original equipment manufacturers where "fixed" infrared thermometers are incorporated as integral components of production equipment. Recently, the Company has begun to augment its own product development activities by distributing certain compatible and strategic products of other manufacturers of both contact and non-contact temperature measurement instruments and accessories such as NEC and Anritsu.

RESULTS OF OPERATIONS

Year Ended October 31, 1998 Compared To Year Ended October 31, 1997

      Net sales for the fiscal year ended October 31, 1998 were $8,250,730, as compared to sales of $6,618,513 for the fiscal year ended October 31, 1997. This substantial increase of 25% is primarily attributed to the introduction and sales of the portable thermal imager Model TH5104. The cost of goods sold consists primarily of the costs of direct materials and labor associated with sales and support of the company's products. The cost of goods sold as a percentage of net sales for fiscal 1998 was 47% as compared to 45.5% for fiscal 1997. The increase of 1.5% was principally the result of a lower gross profit margin for Model TH5104 thermal imager that is imported and cannot enjoy the same gross margin of profit as a product manufactured by Mikron.

      Selling, general administrative expenses consist primarily of the costs of sales, marketing, finance, management and administrative personnel, advertising, promotions, trade shows and facilities expenses. For the fiscal year ended October 31, 1998 selling, general administrative expenses were $3,620,910 as compared to $3,192,219 for the same period in 1997. A major portion of this increase is due to promotion, marketing, exhibitions and training associated with the introduction of Model TH5104. In addition, Mikron introduced a new, comprehensive 250 page general catalog that encompasses descriptions of all Mikron products and associated technical information at a cost of nearly $75,000. Also, Mikron embarked on the design of a comprehensive home page web-site for the Internet. The cost associated with development of the web-site during 1998 is estimated at $35,000.

      Research and development expenses consist primarily of research and development personnel and other expenses associated with the development of new products, enhancement of existing products and engineering support of the manufacturing process. The Company spent $726,241 in fiscal year 1998 as compared with $658,070 for the same period in 1997. Such expenditures covered both research and development conducted by the Company as well as contracted research and development. The dollar increase was principally attributed to an accelerated effort to develop more variations and software of the Company's Model M680 Infraducer and work on the new Model M9000 Pyrovision imaging pyrometer as well as Model M770 Infraducer and blackbody sources.

      The profit before income taxes for the fiscal year ended October 31, 1998 was $231,617 as compared to a net loss of $36,251 for the same period in 1997. The increase in profits in fiscal 1998 was due primarily to a substantial increase in sales. The introduction of Model

TH5104 thermal imager contributed to the final profitability of the Company even though other parameters such as greater efficiency in manufacturing were contributing factors.

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

Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. The Company expended $658,070 in fiscal year 1997 as compared with $582,711 for research and development in its 1996 fiscal year. Such expenditures covered both research and development conducted by the Company as well as the costs for contracted research and development. The dollar increase was principally attributable to an accelerated effort to develop the Company's M680 Infraducer, which has just been introduced to the market.

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

YEAR 2000 ISSUES

      The Company has conducted a full review of its computer systems, and the products and systems which it manufactures and markets to identify the programs and systems that could be affected by the so called "year 2000 problem." Based upon that review, the Company has developed and is continuing to develop an implementation plan to resolve the problem. The year 2000 problem is the result of computer programs being written using two digits instead of four to define the applicable year. Programs with this problem may recognize a date using "00" as the year1900 instead of the year 2000, resulting in system failures or miscalculations. As of the date of filing of this Report, all products and systems manufactured by the Company are Year 2000 compliant, and all but two of the products which are manufactured by others and marketed by the Company are Year 2000 compliant. Those two products are scheduled to be modified by NEC, the company that manufactures them, so that they also will be Year 2000 compliant not later than March 31, 1999. The computer software programs upon which the Company relies to run its daily operations, including purchasing, manufacturing, engineering and accounting, are scheduled to be upgraded and tested to insure that they are Year 2000 compliant not later than March 31, 1999. The Company is not certain as to whether the computer software and business systems of its suppliers and customers are Year 2000 compliant. The failure or delay of these parties to successfully address the Year 2000 problem may result in delays in placing orders for components which the Company needs in order to manufacture its products or in receiving orders for the purchase of its products. Such delays may result in lost or lower revenues for the Company. The Company anticipates that such delays and lost revenues, if any, would be minimal.

The Company intends to continue to monitor its Year 2000 compliance and to correct any noncompliance as it is discovered. Management anticipates funding such efforts out of operating cash flow. Although no assurance can be given, the Company presently believes that the effects of any noncompliance on its part, or by its customers and suppliers, will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1998, the Company had cash, cash equivalents and short-term investments of $415,401 as compared to $547,995 at October 31, 1997. In addition, the Company had accounts receivable of $1,057,079 at October 31, 1998 compared to $910,835 at October 31, 1997.

As of October 31, 1998, the Company had working capital of $3,309,617 and a backlog of $605,377. Management believes that the Company has adequate resources to meet expected needs and to fund its anticipated research and development efforts for the next 12 months. In the event additional capital is required in excess of cash generated by operations, the Company presently intends to raise such additional capital by continued borrowing arrangements and/or the sale of additional equity securities, although there can be no assurance that the Company will be successful in obtaining additional operating capital on terms acceptable to it.

ITEM 7. FINANCIAL STATEMENTS

The Company's balance sheets at October 31, 1998 and 1997 and the related statements of operations, shareholders' equity and statement of cash flows for each of the fiscal years ended October 31, 1998 and 1997 and the report of the independent certified public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section starting at Page F-1 following Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

      Name                    Age               Position
      ----                    ---               --------

Steven N. Bronson             33                Chairman   of  the  Board  and
                                                Chief Executive Officer

Keikhosrow Irani              62                President and Director

Alex Wu                       52                Vice President, Secretary and
                                                Treasurer

Alvin Katz                    69                Director

Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

Steven N. Bronson was appointed to the Company's Board of Directors in September 1996. He became Chairman and Chief Executive Officer in August 1998. Between 1991 and October 1998, Mr. Bronson was the President of Barber & Bronson Incorporated ("B&B"), a full service securities brokerage and investment banking firm which had its principal offices in Miami, Florida. Since April, 1996, Mr. Bronson also has served as President of Catalyst Financial Corp., an investment banking firm which was also located in Miami, Florida. In October 1998, Mr. Bronson relocated to New York City. At that time, he closed down the operations of B&B and he expanded Catalyst's operations to encompass brokerage and market making operations as an NASD member firm, as well as investment banking services. Mr. Bronson also sits on the Board of Directors of the Regional Investment Bankers Association, an industry association engaged in capital formation and the distribution of securities. In addition, Mr. Bronson serves as a National Trustee for the Boys and Girls Club of America.

Keikhosrow Irani is a founder of the Company and was its Vice President and a director since its organization in 1969. On August 31, 1995 he became the Company's President and Chief Executive Officer and continues as a Director of the Company. Mr. Irani holds the degree of Master of Science in Electrical Engineering from the University of Missouri.

Alex Wu joined the Company in January, 1995 and has been its Treasurer since August 31, 1995. In August 1998, he became the Company's Corporate Secretary. Mr. Wu holds a BS - Accounting degree from Tom Koung University of Taipei, Taiwan. From December, 1992 to August, 1994, he was the general operations manager of a luggage importer and manufacturer. From 1988 to 1992, he was a sales representative and investment consultant to a commercial real estate company.

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

The Board of Directors of the Company is divided into three classes: Class A directors, Class B directors and Class C directors. Mr. Irani, a Class A director, was elected for a term expiring in 1989. Since there have been no subsequent elections, Mr. Irani remains in office until his successor shall be elected and duly qualified. Mr. Bronson is also a Class A director, Mr. Katz is a class B director and there is currently a vacancy for a class C director. It is the Company's intention to hold an annual meeting of shareholders during the second calendar quarter of 1999 at which the shareholders will be asked to authorize a change in the Company's Certificate of Incorporation which will eliminate the classified board of directors, and to elect a slate of three five directors.

No family relationship exists between any of the persons described above. The Company's Certificate of Incorporation contains provisions indemnifying its officers, directors, employees and agents against certain liabilities.

ITEM 10 - EXECUTIVE COMPENSATION.

Although Steven N. Bronson has served as the Company's Chief Executive officer since August 1998, he has not received any compensation from the Company in such capacity. The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to Mr. Irani in his capacity as the Company's Chief Executive Officer in fiscal 1996 and 1997) and as President in (1998), and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the fiscal year ended October 31, 1998.

                           SUMMARY COMPENSATION TABLE


                                                     Long-Term
                                                     Compensation
                                                     Awards
Name and Principal            Annual Compensation    ------
                              -------------------    Options        All other
                       Year   Salary        Bonus    (Shares)       Compensation
                       ----   ------        -----    --------       ------------

Keikhosrow Irani,      1998   $130,000        --         --             --
President

-- Chief Executive     1997   $127,000        --         --             --

-- Chief Executive     1996   $127,000        --         --             --

In addition to salary, Mr. Irani has Company paid life insurance and incidental personal use of a Company-leased automobile. In each of fiscal years 1998, 1997, and 1996, the aggregate value of these benefits was less than 10% of the salary of the named executive.

The Company provides hospitalization, major medical and dental insurance to all employees eligible under a group plan. Premium costs under such group plan attributable to the officer named above are not included in the table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not grant any options or SARs to any of its executive officers during the fiscal year ended October 31, 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

None of the Company's executive officers (a) exercised any options or SARs during the fiscal year ended October 31, 1998; or (b) held on October 31, 1998 any options or SARs granted to any of them by the Company.

COMPENSATION OF DIRECTORS

The Company has not paid and does not presently propose to pay compensation to any director for acting in such capacity, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

In December, 1996, the Company and Keikhosrow Irani, the Company's President, entered into a five year employment agreement. Pursuant to this agreement, Mr. Irani received compensation at the rate of $130,000 in 1998, and will receive compensation at the rate of $135,000 in 1999, $140,000 in 2000 and $150,000 in
2001. The Agreement is renewable for an additional period of two years at Mr. Irani's option. The agreement also provides Mr. Irani with the use of an automobile and for disability income equal to his base salary for up to six months of disability. In the event of disability lasting beyond six months or in the event of death of Mr. Irani, the agreement requires a payment of 50% of the total amount of his last three years' salary over a term of three years. The agreement also requires the Company to provide disability and life insurance to Mr. Irani.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that such filing requirements were complied with by all of its executive officers and directors, except Steven
N. Bronson, the Company's Chairman and Chief Executive Officer, and Keikhosrow Irani, the Company's President. Mr. Bronson failed to timely file a Form 4 with regard to a purchase of shares of the Company's Common Stock which took place in June 1998, and Mr. Irani failed to timely file a Form 4 with regard to a purchase of shares of the Company's Common Stock which took place in September 1998.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information concerning the Common Stock ownership as of January 19, 1999 by (i) each person who is known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and
(iii) all directors and officers of the Company as a group:

                                   Amount and Nature       Percentage of
                                   of Beneficial           Outstanding Shares
Name of Beneficial Owner (1)       Ownership (1)           Owned (2)
----------------------------       -------------           ---------

Steven N. Bronson (3)(4)           1,128,085                  28.6%
Long Term Growth Associates (3)      800,000                  21.1%
Keikhosrow Irani (5)                 645,984                  17.1%
Chori Co., Ltd. (6)                  350,000                   9.2%
Alvin Katz (7)                        45,000                   (8)
All Officers and
Directors as a Group
(4 persons) (9)                    1,819,069                  46.2%

----------
(1) All shares are owned beneficially and of record unless indicated otherwise.

(2)   Based upon 3,785,700 shares issued and outstanding.

(3) Mr. Bronson is a principal of Long Term Growth Associates. The address of both of these shareholders is c/o Catalyst Financial Corp., 16 East 52nd Street, New York, NY. Information is based upon a Schedule 13D, as amended.

(4) Includes 153,685 shares issuable pursuant to warrants held by Mr. Bronson, which may be exercised within 60 days of the date of this Report. See "Certain Relationships and Related Transactions." 800,000 of the shares indicated as owned beneficially by Mr. Bronson are shares owned of record by Long Term Growth Associates. He is deemed to possess the right to vote and the right to dispose of all of such shares.

(5) The address of this shareholder is c/o the Company. Includes 60,000 shares which, by reason of Mr. Irani's interest as a limited partner of Long Term Growth Associates, he is deemed to beneficially own. Mr. Irani possesses neither the right to vote nor the right to dispose of such shares.

(6) The address of this shareholder is 4-7 Kawaramachi, 2-chome, Chuo-ku, Osaka 541, Japan.

(7) The address of this shareholder is 301 N. Birch Rd., Fort Lauderdale, FL 33309. Does not include 50,000 shares which, by reason of Mr. Katz's wife's interest as a limited partner of Long Term Growth Associates, she is deemed to beneficially own. Mr. Katz possesses neither the right to vote nor the right to dispose of such shares, and he disclaims beneficial ownership of them.

(8)   Represents less than 1%.

(9) Includes 153,685 shares issuable pursuant to warrants held by Mr. Bronson, which may be exercised within 60 days of the date of filing of this Report.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Donald S. Michael, a director of the Company until July 21, 1995 and its President and Chief Executive Officer until August 31, 1995, had an employment agreement with the Company which was to expire on August 31, 2000. That agreement provided for compensation of $75,000 during the period September 1, 1995 to August 31, 1996, such compensation reducing by 20% per year thereafter. In addition, the agreement prevented Mr. Michael from competing with the Company, or disclosing any proprietary information, for which the Company agreed to pay him $150,000 in twelve quarterly payments of $12,500. The last quarterly payment under this agreement was made in June 1998. The Company's remaining obligation of $13,138.48 to Mr. Michael is payable through August 31, 2000.

Since August, 1992, the Company has provided $500,000 of life insurance for Messrs. Irani and Michael.

The Company had retained B&B as its exclusive investment banker until September 30, 1998. Under its agreement with B&B, the Company paid $1,000 per month to B&B and issued to certain principals of Barber & Bronson warrants to purchase up to 400,000 shares of the Company's Common Stock at prices ranging from $0.81 per share to $2.50 per share. Mr. Bronson, the President, sole director and principal shareholder of B&B, received warrants to purchase 318,060 of said 400,000 shares. On December 31, 1998, Mr. Bronson exercised warrants to purchase 131,500 of said 318,060 shares at prices ranging between $.81 and $1.50 per share. Also, on said date, one of the warrants which entitled Mr. Bronson to purchase 32,875 shares at an exercise price of $1.75 per share. Mr. Bronson continues to hold one of such warrants which entitles him to purchase up to 153,685 shares of Common Stock at an exercise price of $2.50 per share through September 30, 2000.

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

10.11 Settlement Agreement between the Company and Raytek Corporation, filed as
Exhibit 10.11 to the Company's Report on Form 10-KSB dated January 29, 1998 and is hereby incorporated by reference.

10.12 Sales Representation Agreement between the Company and Anritsu Meter Co., Ltd., filed as Exhibit 10.12 to the Company's Report on Form 10-KSB dated January 29, 1998 and is hereby incorporated by reference

27 Financial Data Schedule.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                         MIKRON INSTRUMENT COMPANY, INC.

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

INDEPENDENT AUDITORS' REPORT                                              F - 2

FINANCIAL STATEMENTS:

      Balance Sheet - October 31, 1998 and 1997                           F - 3

      Statement of Operations - Years ended
      October 31, 1998 and 1997                                           F - 4

      Statement of Shareholders' Equity - Years ended
      October 31, 1998 and 1997                                           F - 5

      Statement of Cash Flows - Years ended
      October 31, 1998 and 1997                                           F - 6

      Notes to Financial Statements                                       F - 7

All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                 [FELDMAN SHERB EHRLICH & CO., P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Mikron Instrument Company, Inc.
Oakland, New Jersey

We have audited the accompanying balance sheet of Mikron Instrument Company, Inc. as of October 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, the financial position of Mikron Instrument Company, Inc. as of October 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 1998 in conformity with generally accepted accounting principles.


                                    FELDMAN SHERB EHRLICH & CO., P.C.
                                    Certified Public Accountants

New York, New York
December 15, 1998

                        MIKRON INSTRUMENTS COMPANY, INC.

                                 BALANCE SHEETS

                                                                       October 31,
                                                                 -----------------------
                                                                    1998          1997
                                                                 ----------   ----------
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                    $  415,400   $  547,995
    Trade accounts receivable, less allowance for
       doubtful accounts of $83,000 and $137,000                  1,057,079      910,835
    Inventories                                                   2,285,052    2,258,447
    Prepaid expenses and other current assets                        93,484       88,712
                                                                 ----------   ----------
       TOTAL CURRENT ASSETS                                       3,851,015    3,805,989

PROPERTY AND EQUIPMENT, net                                         286,470      272,025

OTHER ASSETS                                                              0       37,500
                                                                 ----------   ----------

                                                                 $4,137,485   $4,115,514
                                                                 ==========   ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                     $  537,038   $  692,944
    Current portion of capital lease obligation                       4,360        3,782
                                                                 ----------   ----------
       TOTAL CURRENT LIABILITIES                                    541,398      696,726
                                                                 ----------   ----------

LONG-TERM LIABILITIES:
    Capital lease obligation                                          6,475       10,793
                                                                 ----------   ----------
       TOTAL LONG-TERM LIABILITIES                                    6,475       10,793
                                                                 ----------   ----------

STOCKHOLDERS' EQUITY
    Common stock, $.003 par value;
       authorized  - 15,000,000 shares; issued and outstanding
       3,654,200 shares in 1998 and 1997                             12,181       12,181
    Additional paid-in capital                                    3,151,831    3,151,831
    Retained earnings                                               425,600      243,983
                                                                 ----------   ----------
       TOTAL STOCKHOLDERS' EQUITY                                 3,589,612    3,407,995
                                                                 ----------   ----------

                                                                 $4,137,485   $4,115,514
                                                                 ==========   ==========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                                        Year Ended October 31,
                                                      ------------------------
                                                         1998          1997
                                                      -----------   -----------
REVENUES:
    Net sales                                         $ 8,250,730   $ 6,618,513
    Royalties                                             176,041       197,693
                                                      -----------   -----------
            TOTAL REVENUES                              8,426,771     6,816,206
                                                      -----------   -----------

COSTS AND EXPENSES:
    Cost of goods sold                                  3,872,590     3,013,405
    Selling, general and administrative                 3,620,910     3,192,219
    Research and development                              726,241       658,070
                                                      -----------   -----------
            TOTAL COSTS AND EXPENSES                    8,219,741     6,863,694
                                                      -----------   -----------

INCOME (LOSS) FROM OPERATIONS                             207,030       (47,488)

OTHER INCOME:
    Investment and interest income                         24,587         8,659
    Gain on currency translation                                0         2,578
                                                      -----------   -----------
INCOME (LOSS) BFEORE PROVISION FOR
    INCOME TAXES                                          231,617       (36,251)
PROVISION FOR INCOME TAXES                                 50,000            --
                                                      -----------   -----------
NET INCOME (LOSS)                                     $   181,617   $   (36,251)
                                                      ===========   ===========

NET INCOME (LOSS) PER SHARE-BASIC                     $      0.05   $     (0.01)
                                                      ===========   ===========

NET INCOME (LOSS) PER SHARE-DILUTED                   $      0.05   $     (0.01)
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                 3,654,200     3,654,200
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED               3,683,170     3,654,200
                                                      ===========   ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   Common Stock         Additional                      Total
                           -------------------------     Paid-In       Retained     Stockholders'
                              Shares        Amount       Capital       Earnings        Equity
                           -----------   -----------   -----------   -----------    -----------
Balance October 31, 1996     3,654,200   $    12,181   $ 3,151,831   $   280,234    $ 3,444,246

       Net loss                      0             0             0       (36,251)       (36,251)
                           -----------   -----------   -----------   -----------    -----------

Balance October 31, 1997     3,654,200        12,181     3,151,831       243,983      3,407,995

       Net Income                    0             0             0       181,617        181,617
                           -----------   -----------   -----------   -----------    -----------
Balance October 31, 1998     3,654,200   $    12,181   $ 3,151,831   $   425,600    $ 3,589,612
                           ===========   ===========   ===========   ===========    ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                                                         Year ended October 31,
                                                                         ----------------------
                                                                           1998          1997
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $ 181,617    $ (36,251)
                                                                         ---------    ---------
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
         Depreciation                                                       66,646       58,084
         Amortization                                                       37,500       50,000

    Changes in assets and liabilities:
       (Increase) decrease in trade accounts receivable                   (146,244)     337,941
       (Increase) in inventories                                           (26,605)      (3,170)
       (Increase) in prepaid and other current assets                       (4,772)     (15,375)
       (Decrease) increase in accounts payable and accrued liabilities    (155,328)      28,346
                                                                         ---------    ---------
                                                                          (228,803)     455,826
                                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES                       (47,186)     419,575
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (81,091)     (36,992)
                                                                         ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                      (81,091)     (36,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in long-term debt                                              (4,318)     (40,952)
                                                                         ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                                       (4,318)     (40,952)

                                                                         ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (132,595)     341,631

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              547,995      206,364
                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                                  $ 415,400    $ 547,995
                                                                         =========    =========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

      Mikron Instrument Company, Inc. (the "Company") is engaged in designing and manufacturing a broad range of infrared thermometers for sale to domestic and foreign markets. The Company also sells a family of high sensitivity infrared thermal imagers under its name which is manufactured by a Japanese company.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Cash and Cash Equivalents. Cash equivalents are carried at cost, which approximates market. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

      b. Inventories. Inventories are stated at the lower of cost (average cost method) or market.

      c. Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of leasehold improvements are computed principally using straight-line depreciation over the estimated useful lives of individual assets or the remaining terms of leases.

      d. Amortization of Covenant Not To Compete. The Covenant Not To Compete is amortized on a straight-line basis over 36 months.

      e. Revenues. Net sales are recognized at the time of shipment. Royalties are recorded as earned in accordance with specific terms of each license agreement.

      f. Research and Development Costs. Research and development costs are expensed as incurred.

      g. Advertising costs. The costs of advertising are expensed as incurred.

      h. Earnings per share. The Company has adopted SFAS No. 128, "Earnings per Share". Net income (loss) per common share has been restated for all periods presented to conform to the provisions of SFAS No. 128. Basic earnings (loss) per share is computed by dividing net income
            (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount that would have resulted if potential common stock had been converted to common stock, as prescribed by SFAS No. 128.

      i. Accounting estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

                        MIKRON INSTRUMENT COMPANY, INC.,
            and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      j. Fair value of financial instruments. Effective October 31, 1996, the Company adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", that requires disclosures of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

      k. Accounting for long lived assets. The company reviews long-lived assets and certain identifiable assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. At October 31, 1998, the Company believes that there has been no impairment of its long-lived assets.

2.    INVENTORIES

      The components of inventories are summarized as follows:

                                                             October 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------
             Materials and parts                     $1,576,721       $1,135,101
                                                     ----------       ----------
             Work in process                            220,026          401,217

             Finished goods                             488,305          722,129
                                                     ----------       ----------
                                                     $2,285,052       $2,258,447
                                                     ==========       ==========

3.    PROPERTY AND EQUIPMENT

                        MIKRON INSTRUMENT COMPANY, INC.,

      Property and equipment consists of the following:

                                                            October 31,
                                                   -----------------------------
                                                       1998             1997
                                                   -----------      -----------
             Machinery and equipment               $   925,031      $   843,941

             Furniture and fixtures                     49,273           49,273

             Leasehold improvements                     64,445           64,445
                                                   -----------      -----------
                                                     1,038,749          957,659

             Less: accumulated
             depreciation                             (752,279)        (685,634)
                                                   -----------      -----------
                                                   $   286,470      $   272,025
                                                   ===========      ===========

4.    EMPLOYEE BENEFIT PLAN

      The Company sponsors a 401(k) plan covering substantially all full-time employees, which provides for Company matching of 30% of the participant's elective deferral, but in no event greater than 1.5% of the participant's compensation. The Company's matching expense for the plan was $23,045 and $14,935 for the years ended October 31, 1998, and 1997 respectively.

5.    CAPITAL LEASE OBLIGATION

      The Company has leased equipment under non-cancelable lease agreements which expire at December 2000. As of October 31, 1998 minimum annual lease commitments under capital leases with terms in excess of one year are as follows:


               1999                                                  $   5,616

               2000                                                      5,616

               2001                                                      1,872
                                                                     ---------
                    Total future minimum lease payments                 13,104

                        MIKRON INSTRUMENT COMPANY, INC.,

               Less amounts representing interest                      (2,289)
                                                                     ---------
                    Present value of minimum lease payments             10,835

               Less: Current portion of obligations under capital
                     lease                                             (4,360)
                                                                     ---------
               Long-term obligations under capital lease, net of
               current portion                                       $   6,475
                                                                     =========

6.    COMMITMENTS

      Operating Leases

      The Company has a five year operating lease agreement for its manufacturing, warehouse and office facilities, with an option to extend the lease for an additional five years. The lease expires December 31, 2000. The lease provides for the Company to pay certain operating costs of the leased property. Rent expense for the years ended October 31, 1998, and 1997, was approximately $196,306, and $191,378 respectively.

      At October 31, 1998, the minimum future rental commitments under this lease are as follows:

                 Year Ending October 31,
                 -----------------------

                 1999                      $   191,378

                 2000                           31,897

      Employment Contracts

      The Company has entered into an employment agreement expiring August 31, 2000 with an employee/stockholder. The agreement provides for aggregate compensation of $225,000 during the term of the agreement. In the event of death or disability of the employee/stockholder, the agreement calls for payments to the employee's estate, or beneficiary of his unpaid compensation contemplated under the agreement in equal annual installments over three years. If the employee/stockholder retires during the term of the agreement, he shall receive 30% of the unpaid compensation contemplated under

                        MIKRON INSTRUMENT COMPANY, INC.,
      the agreement in equal annual installments over three years. The agreement contains provisions intended to prevent the employee/stockholder from entering into any form of competition with the Company or disclosing any proprietary information for which the Company has agreed to the pay the employee/stockholder $150,000 in twelve quarterly payments of $12,500. The net covenant of $37,500 is included in other assets at October 31, 1997.

      The Company has an employment agreement with an executive officer expiring December 31, 2001. The agreement provides for compensation as follows:

                   Year Ending October 31,
                   -----------------------

                   1999                          $   134,166

                   2000                              139,167

                   2001                          $   148,334

      Investment Banking Agreement

      On October 1, 1995 the Company entered into a three year agreement with an investment banking firm to serve as the Company's financial advisor as to any and all corporate finance matters or other corporate business that the Company deems appropriate. The investment banking firm's compensation will be $12,000 per year for three years, as well as additional compensation of 5% with respect to transactions such as mergers or acquisitions brought to the Company by the investment banking firm. In addition, the Company granted the investment banking firm warrants to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $2.50 per share for which the investment banking firm paid the Company $666. The fair market value of the Company's stock at October 31, 1998 was $.625. The warrants expire on September 30, 2000.

      Credit Agreements

      The Company has a commercial line of credit agreement with a bank which provides a line of credit of up to $600,000 at the prime interest rate and a foreign exchange line's daily settlement of $200,000. As of October 31, 1998 the prime rate was 8.50%. This agreement runs through February 28, 2001, and is secured by all of the present and future accounts receivable, inventory and fixed assets of the Company.

                        MIKRON INSTRUMENT COMPANY, INC.,

7.    STOCKHOLDERS' EQUITY

      As of December 31, 1998 and 1997, there was 400,000 warrants to purchase common stock issued by the Company. 200,000 of these warrants will expire on December 31, 1998 and 200,000 will expire on September 30, 2000.

8.    INCOME TAXES

      Income statement presentation of the Company's Income Tax Provision and Deferred Tax Assets and Liabilities are presented in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Deferred Tax Assets consist of the following:

                                                      Year ended October 31,
                                                      ----------------------
                                                        1998          1997
                                                        ----          ----

      Net operating loss carryforwards                $   --        $ 26,200

      Less: valuation allowance                           --         (26,200)
                                                      ------        --------
                                                      $   --        $     --
                                                      ======        ========

      Reconciliation of the provision for income taxes shown in the financial statements and amounts computed by applying the Federal statutory income tax rates are as follows:

                                                       Year ended October 31,
                                                       ----------------------
                                                         1997           1997
                                                         ----           ----

      Net earnings before income taxes                 $231,617      $ (36,251)
                                                       ========      =========
      Provision (benefit) for income taxes             $ 68,000      $ (14,478)

      Tax benefit not recognized                             --         14,478

      Benefit provided by net operating
         loss carryforwards                             (18,000)            --

                        MIKRON INSTRUMENT COMPANY, INC.,

      Research and development credits                  (50,000)            --
                                                       --------      ---------
                                                       $     --      $      --
                                                       ========      =========
      Alternative minimum tax                          $ 50,000      $      --
                                                       ========      =========

9.    ADVERTISING COSTS

      Advertising costs amounted to approximately $488,636 and $403,571 for the years ended October 31, 1998 and 1997, respectively.

10.   RELATED PARTY TRANSACTIONS

      The Company purchases certain of its products from a Japanese company that is a stockholder. Purchases from this company, for the years ended October 31, 1998, and 1997 were approximately $936,658, and $195,600 respectively. Resales to international customers for items previously purchased from this company were $94,100, and $416,200 for the years ended October 31, 1998 and 1997 respectively. In addition, under the terms of a distribution agreement, this company acts as the international sales representative for all of the Company's products for which it earns a 5% commission. For the years ended October 31, 1998, and 1997, the company received commissions of approximately $72,000, and $68,000 respectively.

11.   ROYALTIES

      In 1992, the Company instituted suits in the Federal District Court for Eastern Pennsylvania against two companies for infringement of one of the Company's patents. The Company settled one case effective July 1, 1992, and one case effective March 31, 1994 on terms management believes are favorable to the Company. The settlements included, among other terms, payments to the Company of back royalties for sales of the patented products sold, royalties to the Company for prospective sales of patented products and a payment for damages by one of the companies. On May 27, 1997 there was a similar settlement agreement with another company effective January 1, 1996. For the years ended October 31, 1998 and 1997 the Company earned royalties of approximately $176,000 and $197,700 respectively.

                        MIKRON INSTRUMENT COMPANY, INC.,

12.   EXPORT SALES

      For the years ended October 31, 1998 and 1997, approximately $1,569,151 or 19%, and $1,903,840 or 29% respectively, of the Company's sales were to customers located outside of the United States.

13.   FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

      Fourth quarter adjustments included the write off of a sales catalog balance of $33,000 and an increase to inventory of $110,000 due to the differences between physical and perpetual inventory records.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of January, 1999.

                                  MIKRON INSTRUMENT COMPANY, INC.


                                  By: /s/ Steven N. Bronson
                                      ----------------------------------
                                      Steven N. Bronson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                     Title                               Date
      ---------                     -----                               ----


/s/ Steven N. Bronson     Chief (Principal) Executive Officer,  January 26, 1999
----------------------    Chairman of the Board
STEVEN N. BRONSON


/s/ Keikhosrow Irani      President, Director                   January 26, 1999
----------------------
KEIKHOSROW IRANI


/s/ Alex Wu               Treasurer (Principal Financial and
----------------------    Accounting Officer)                   January 26, 1999
ALEX WU


/s/ Alvin Katz            Director                              January 26, 1999
----------------------
ALVIN KATZ

                                Index To Exhibits

Exhibit No.    Description

27             Financial Data Schedule