Form 10-Q
period 1999-01-31
MIKRON INSTRUMENT CO INC
filed 1999-03-10
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 1999
                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

            Yes |X|  No |_|

      The number of shares of registrant's Common Stock, $.003 par value, outstanding as of March 9, 1999 was 3,785,700 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION:

     Balance Sheet - January 31, 1999                                  3

     Statement of Operations - Three months
     ended January 31, 1999 and 1998                                   4

     Statement of Cash Flows - Three months
     ended January 31, 1999 and 1998                                   5

     Notes to Financial Statements                                     6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          7

PART II - OTHER INFORMATION                                            8

SIGNATURES                                                             9

                         MIKRON INSTRUMENT COMPANY, INC.

                                  BALANCE SHEET

                                January 31, 1999

                                   (Unaudited)

                           ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $  689,569
    Trade accounts receivable, less allowance for
       doubtful accounts of $83,000                                      929,138
    Inventories                                                        2,070,871
    Prepaid expenses and other current assets                             42,302
                                                                      ----------
       TOTAL CURRENT ASSETS                                            3,731,880
                                                                      ----------

PROPERTY AND EQUIPMENT, net                                              268,799
                                                                      ----------

OTHER ASSETS                                                              44,802
                                                                      ----------

                                                                      $4,045,481
                                                                      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                          $  384,946
                                                                      ----------
       TOTAL CURRENT LIABILITIES                                         384,946
                                                                      ----------

STOCKHOLDERS' EQUITY
    Common stock, $.003 par value;
       authorized  - 15,000,000 shares; issued and outstanding
       3,785,700 shares                                                   12,576
    Additional paid-in capital                                         3,301,675
    Retained earnings                                                    346,284
                                                                      ----------
       TOTAL STOCKHOLDERS' EQUITY                                      3,660,535
                                                                      ----------
                                                                      $4,045,481
                                                                      ==========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           Three Months Ended
                                                              January 31,
                                                      --------------------------
                                                          1999           1998
                                                      -----------    -----------

REVENUES:
    Net sales                                         $ 1,704,507    $ 2,175,728
    Royalties                                              28,000         41,668
                                                      -----------    -----------
       TOTAL REVENUES                                   1,732,507      2,217,396
                                                      -----------    -----------

COSTS AND EXPENSES:
    Cost of goods sold                                    816,256      1,009,534
    Selling, general and administrative                   826,324        821,613
    Research and development                              173,408        155,720
                                                      -----------    -----------
       TOTAL COSTS AND EXPENSES                         1,815,988      1,986,867
                                                      -----------    -----------

INCOME (LOSS) FROM OPERATIONS                             (83,481)       230,529
                                                      -----------    -----------

OTHER INCOME:
    Investment and interest income                          4,164          1,802
                                                      -----------    -----------
NET INCOME (LOSS)                                     $   (79,317)   $   232,331
                                                      ===========    ===========
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED       $     (0.02)   $      0.06
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES                       3,698,033      3,654,200
                                                      ===========    ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                   Three Months Ended
                                                                      January 31,
                                                                ----------------------
                                                                     1999         1998
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $ (79,317)   $ 232,331
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
           Depreciation                                            19,014        5,063
           Amortization                                                --       12,500

    Changes in assets and liabilities:
       Decrease (Increase) in trade accounts receivable           127,941     (419,409)
       Decrease in inventories                                    214,180      149,599
       Decrease in prepaid and other current assets                51,181       12,339
       (Increase) in other assets                                 (44,802)
       (Decrease) in accounts payable and accrued liabilities    (152,090)    (270,343)
                                                                ---------    ---------
                                                                  215,424     (510,251)
                                                                ---------    ---------

NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES              136,107     (277,920)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                             (1,343)          --
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of capital lease obligation                           (10,835)        (886)
    Sale of stock pursuant to exercise of stock options           150,239
                                                                ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               139,404         (886)
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              274,168     (278,806)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   415,401      547,995
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $ 689,569    $ 269,189
                                                                =========    =========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 1999

                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

      Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of October 31, 1998 contained in the Company's Annual Report on Form 10-KSB for the fiscal year then ended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

      Net sales for the quarter ended January 31, 1999 (the "1999 Period") declined 21.6% to $1,704,508 from net sales of $2,175,728 for the quarter ended January 31, 1998. Such decline was primarily due to purchase reductions triggered by slowdowns of the economies in various Southeast Asian countries. The cost of sales as a percentage of net sales for the 1999 period was 48% as compared to 46% for the comparable 1998 period. The increase in cost of sales as a percentage of net sales for the 1999 Period was due to lower margins in products sold during the period.

      Selling, general and administrative expenses for the 1999 Period were $826,324 as compared to $821,613 for the comparable period in 1998.

      Research and development expenses for the 1999 Period was $173,408 as compared to $155,720 for the quarter ended January 31, 1998. The increases in the 1999 Period over the comparable 1998 period are attributable to the addition of personnel and outside consultants.

      Other income for the 1999 Period was $4,146 as compared to $1,802 for the quarter ended January 31, 1998.

Liquidity and Capital Resources

      The Company's working capital increased from $3,227,978 at October 31, 1998 to $3,346,933 at January 31, 1999.

      At January 31, 1999, the Company's capital resources and its sources of liquidity consisted of $689,569 in cash and temporary cash investments and accounts receivable of $929,138.

      Management does not believe that increases in the rate of inflation would have a material adverse effect on the Company's operations or financial condition because it believes that the Company would be able to increase the selling prices of its products to offset most increases in its costs.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

            The exhibit listed below is filed as part of this report.

Exhibit 27  Financial Data Schedule

            b.    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 10, 1999

                        MIKRON INSTRUMENT COMPANY, INC.


                        By:  /s/ Alex Wu
                             -------------------------------------------------
                             Alex Wu, Treasurer (Principle Accounting
                             Officer), as Registrant's duly authorized officer