Form 10QSB
period 1999-04-30
MIKRON INSTRUMENT CO INC
filed 1999-06-08
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 1999

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

                                 (201) 405-0900
               ---------------------------------------------------
               (Registrant's telephone number including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes |X|      No |_|

      The number of shares of registrant's Common Stock, $.003 par value, outstanding as of June 7, 1999 was 4,285,700 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION:

         Balance Sheet - January 31, 1999                                   3

         Statement of Operations - Three months ended January 31,
         1999 and 1998                                                      4

         Statement of Cash Flows - Three months ended January 31,
         1999 and 1998                                                      5

         Notes to Financial Statements                                      6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               7

PART II - OTHER INFORMATION                                                 8

SIGNATURES                                                                 10

                         MIKRON INSTRUMENT COMPANY, INC.

                                  BALANCE SHEET

                                                                    April 30, 1999    October 30, 1998
                                                                    --------------    ----------------
                                                                     (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                       $  540,381         $  415,400
      Trade accounts receivable, less allowance for
          doubtful accounts of $83,000                                   751,350          1,057,079
      Inventories                                                      2,193,829          2,285,052
      Prepaid expenses and other current assets                           43,485             93,484
                                                                      ----------         ----------
          TOTAL CURRENT ASSETS                                         3,529,045          3,851,015
                                                                      ----------         ----------

PROPERTY AND EQUIPMENT, net                                              257,658            286,470
                                                                      ----------         ----------

DEPOSITS                                                                  44,802                  0
                                                                      ----------         ----------

                                                                      $3,831,505         $4,137,485
                                                                      ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities                        $  386,967         $  537,038
      Current portion of capital lease obligation                             --              4,360
                                                                      ----------         ----------

          TOTAL CURRENT LIABILITIES                                      386,967            541,398
                                                                      ----------         ----------

LONG TERM LIABILITIES
       Capital lease obligation                                               --              6,475
                                                                      ----------         ----------

STOCKHOLDERS' EQUITY
      Common stock, $.003 par value;
          authorized  - 15,000,000 shares; issued and
          outstanding 3,785,700 shares                                    12,576             12,181
      Additional paid-in capital                                       3,301,675          3,151,831
      Retained earnings                                                  130,287            425,600
                                                                      ----------         ----------
          TOTAL STOCKHOLDERS' EQUITY                                   3,444,538          3,589,612
                                                                      ----------         ----------

                                                                      $3,831,505         $4,137,485
                                                                      ==========         ==========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Three Months Ended           Six Months Ended
                                                           April 30,                   April 30,
                                                  --------------------------   --------------------------
                                                     1999           1998          1999           1998
                                                  -----------    -----------   -----------    -----------
REVENUES:
      Net sales                                   $ 1,467,033    $ 2,283,596   $ 3,171,540    $ 4,459,323
      Royalties                                        46,000         54,873        74,000         96,541
                                                  -----------    -----------   -----------    -----------
          TOTAL REVENUES                            1,513,033      2,338,469     3,245,540      4,555,864
                                                  -----------    -----------   -----------    -----------

COSTS AND EXPENSES:
      Cost of goods sold                              710,439      1,069,510     1,526,684      2,079,044
      Selling, general and administrative             844,647        952,391     1,670,971      1,774,004
      Research and development                        178,890        199,350       352,309        355,069
                                                  -----------    -----------   -----------    -----------
          TOTAL COSTS AND EXPENSES                  1,733,976      2,221,251     3,549,964      4,208,117
                                                  -----------    -----------   -----------    -----------

INCOME (LOSS) FROM OPERATIONS                        (220,943)       117,218      (304,424)       347,747
                                                  -----------    -----------   -----------    -----------

OTHER INCOME:
      Investment and interest income                    4,946          6,052         9,110          7,854
                                                  -----------    -----------   -----------    -----------
NET INCOME (LOSS)                                 $  (215,997)   $   123,270   $  (295,314)   $   355,601
                                                  ===========    ===========   ===========    ===========
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED   $     (0.06)   $      0.03   $     (0.08)   $      0.10
                                                  ===========    ===========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES                   3,785,700      3,654,200     3,741,867      3,654,200
                                                  ===========    ===========   ===========    ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                       Six Months Ended
                                                                           April 30,
                                                                    ----------------------
                                                                       1999         1998
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                             $(295,314)   $ 355,601
      Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
              Depreciation                                             38,397       31,525
              Amortization                                                 --       25,000

      Changes in assets and liabilities:
          Decrease (increase) in trade accounts receivable            305,729     (433,923)
          Decrease in inventories                                      91,223      116,987
          Decrease (increase) in prepaid and other current assets      50,000      (46,825)
          Increase in deposits                                        (44,802)          --
          Decrease in accounts payable and accrued liabilities       (150,071)    (272,839)
                                                                    ---------    ---------
                                                                      290,476     (580,075)
                                                                    ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                                  (4,838)    (224,474)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                               (9,585)     (22,437)
                                                                    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                  (9,585)     (22,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of capital lease obligation                             (10,835)      (1,803)
      Sale of stock pursuant to exercise of stock options             150,239           --
                                                                    ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   139,404       (1,803)
                                                                    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  124,981     (248,714)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       415,400      547,995
                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $ 540,381    $ 299,281
                                                                    =========    =========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 1999

                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

      Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of October 31, 1998 contained in the Company's Annual Report on Form 10-KSB for the fiscal year then ended. Results of operations for the period ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

      Net sales for the six and three month periods ended April 30, 1999 were $3,171,540 and $1,467,033, respectively, as compared to $4,459,323 and
$2,283,596 for the six and three month periods ended April 30, 1998. These decreases are attributable to a slow down in sales to the OEM and international markets in particular those markets which are located in southeast Asia and Japan.

      The cost of sales as a percentage of net sales for the six and three month periods ended April 30, 1999 was 48% as compared to 47% for the corresponding periods in 1998. This increase is due to lower margins derived with respect to the products sold during the fiscal 1999 periods.

      Selling, general and administrative expenses for the six and three month periods ended April 30, 1999 were $1,670,971 and $844,647 as compared to $1,774,004 and $952,391 for the same periods in 1998. These decreases are attributable to a $300,000 annual cost reduction in personnel, advertising, travel and printing expenses commenced by the Company during the three month period ended April 30, 1999.

      Research and development expenses for the six and three month periods ended April 30, 1999 were $352,309 and $178,890 as compared to $355,069 and $199,350 for the same periods in 1998. These decreases resulted from the loss of one engineer.

      Other income for the six and three months ended April 30, 1999 were $9,110 and $4,946 as compared to $7,854 and $6,052 for the corresponding periods in 1998.

Liquidity and Capital Resources

      The Company's working capital decreased from $3,309,617 at October 31, 1998 to $3,142,078 at April 30, 1999.

      At April 30,1999, the Company's capital resources and its sources of liquidity were $540,381 in cash and temporary cash investments and $751,350 in accounts receivable.

      Management does not believe that a return of inflation will have a material adverse effect on the Company's operations because it believes that the Company will be able to increase its selling prices to reflect most increases in its cost.

PART II - OTHER INFORMATION

Item 5 - Other Information

      On May 3, 1999, Messrs. Gerald D. Posner and Dennis Stoneman purchased 333,333 and 166,667 unregistered shares, respectively, of the Company's common stock in private investment transactions effected directly by them with the Company. In connection therewith:

      (a) Messrs. Posner and Stoneman, and Mr. Paul M. Bronson became directors of the Company with effect from May 3, 1999;

      (b) Mr. Posner became employed, with effect from May 17, 1999, as the Company's President and Chief Executive Officer, and Mr. Stoneman became employed, also with effect from May 17, 1999, as a Vice President of the Company; and

      (c) in connection with these new changes in management, Keikhosrow Irani relinquished his position as the Company's President and was appointed to the new senior executive position of Chief Technical Officer of the Company, and Steven N. Bronson, the Company's Chairman and Chief Executive, relinquished his position as Chief Executive to Mr. Posner.

      Mr. Posner is the former President and a major shareholder of Electronic Measurements, Inc., a New Jersey based manufacturer of power supplies. Under Mr. Posner's leadership, a successful LBO creating significant investor appreciation was completed in 1998, resulting in the sale of Electronic Measurements, Inc. to Siebe, plc. Prior to his involvement at Electronic Measurements, Mr. Posner was President of Eurotherm plc's temperature instrumentation subsidiary in the U.S.

      Mr. Stoneman has spent the past 14 years working in various capacities for several U.S. and overseas subsidiaries of Eurotherm plc. Since 1996, Mr. Stoneman has served as Eurotherm's Director of Business Development, primarily concerned with the acquisition of companies in the field of instrumentation, controls, solid state relays, AC and DC variable speed motor controls. Between 1993 and 1996, Mr. Stoneman was President of Eurotherm Instrumentation and Controls world wide where he was in charge of five manufacturing, three research and development, and seven sales operations generating $125 million annually.

      Mr. Bronson, who is the brother of Steven N. Bronson, the Chairman of the Company's Board of Directors, has been employed by Lighting Division of Philips Electronics during the past 13 years in various process and manufacturing engineering and supervisory capacities. Most recently, he has served as a senior engineer in that Division's phosphor metals department. Mr. Bronson holds a B.S. in ceramic engineering from Alfred University.

      Messrs. Posner and Stoneman have entered into four year employment agreements with the Company which provide for the payment of annual salaries of $200,000 and $100,000, respectively, subject to such merit increases, in each case, as the Company's Board, or the Compensation Committee thereof, shall determine to grant. Such employment agreements further require the

Company to establish an incentive stock option plan for the executives, employees and directors of the Company (the "Plan"). The participants in the Plan shall be entitled to purchase, pursuant to the options to be granted thereunder (which may be "incentive stock options" within the meaning of Section 422(b) of the Internal Revenue Code, or non-incentive stock options) an aggregate number of 857,140 shares of the Company's common stock. Further in accordance with such employment agreements, Messrs. Posner and Stoneman, and such other executives as shall be hired by Mr. Posner during the term of his employment agreement, shall be entitled to purchase, pursuant to the options to be granted under the Plan up to an aggregate of 428,570 shares of common stock at an exercise price of $1.00 per share. The vesting of such options shall occur at the rate of 25% per annum at the end of each one year period during the term of each agreement, and the exercise of all vested options shall be conditioned upon the achievement of a set of pre-determined earnings, revenue and other performance targets to be formulated mutually by each executive and the Board or the committee administering the Plan (the "Performance Targets"). The term of such options shall be the 51 month period commencing on May 17, 1999. In accordance with the above-described terms of their respective employment agreements, the company's Board has agreed to grant options to purchase 171,428 shares of common stock to each of Messrs. Posner and Stoneman, pursuant to Performance Targets which have not, as of the date of filing of this Report, been finally determined.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

               a. Exhibits

               The exhibit listed below is filed as part of this report.

Exhibit 10.13 Employment agreement dated as of May 3, 1999 between the Company and Gerald D. Posner

Exhibit 10.14 Employment agreement dated as of May 3, 1999 between the Company and Dennis Stoneman

Exhibit 10.15 Form of indemnification agreement between the Company and each of its directors

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

June 8, 1999

                          MIKRON INSTRUMENT COMPANY, INC.


                          By: /s/ Gerald D. Posner
                              ------------------------------------------------
                              Gerald D. Posner, President (Principle Executive Officer), as Registrant's duly authorized officer