Form 10QSB
period 1999-07-31
MIKRON INSTRUMENT CO INC
filed 1999-09-14
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of September 13, 1999 was 4,285,700 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

      Balance Sheet - July 31, 1999                                         3

      Statement of Operations - Three and nine months ended July 31,
      1999 and 1998                                                         4

      Statement of Cash Flows - Nine months ended July 31,
      1999 and 1998                                                         5

      Notes to Financial Statements                                         6

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations                               7

PART II - OTHER INFORMATION                                                 9

SIGNATURES                                                                 11

                         MIKRON INSTRUMENT COMPANY, INC.

                                 BALANCE SHEETS

                                   (unaudited)

                                                             July 31, 1999    October 31, 1998
                                                             -------------    ----------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $1,287,365      $  415,400
   Trade accounts receivable, less allowance for
      doubtful accounts of $83,000 and $83,000                     925,899       1,057,079
   Inventories                                                   2,125,690       2,285,052
   Prepaid expenses and other current assets                        36,632          93,484
                                                                ----------      ----------

TOTAL CURRENT ASSETS                                             4,375,586       3,851,015
                                                                ----------      ----------

PROPERTY AND EQUIPMENT, net                                        239,297         286,470
                                                                ----------      ----------

OTHER ASSETS                                                        63,982              --
                                                                ----------      ----------

                                                                $4,678,865      $4,137,485
                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                     $  436,935      $  537,038
   Current portion of capital lease obligation                          --           4,360
                                                                ----------      ----------

TOTAL CURRENT LIABILITIES                                          436,935         541,398
                                                                ----------      ----------

LONG TERM LIABILITIES
   Capital lease obligation                                             --           6,475
                                                                ----------      ----------

STOCKHOLDERS' EQUITY
   Common stock, $.003 par value;
      Authorized - 15,000,000 shares; issued and
      Outstanding - 4,285,700 shares and 3,785,700 shares,
      respectively                                                  12,857          12,181
   Additional paid-in capital                                    4,051,394       3,151,831
   Retained earnings                                               177,679         425,600
                                                                ----------      ----------

TOTAL STOCKHOLDERS' EQUITY                                       4,241,930       3,589,612
                                                                ----------      ----------
                                                                $4,678,865      $4,137,485
                                                                ==========      ==========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                     July 31,                       July 31,
                                           ---------------------------     ---------------------------
                                               1999            1998           1999            1998
                                               ----            ----           ----            ----
REVENUES:
   Net sales                               $ 1,800,113     $ 1,817,400     $ 4,971,653     $ 6,276,723
   Royalties                                    24,993          48,000          98,993         144,541
                                           -----------     -----------     -----------     -----------

TOTAL REVENUES                               1,825,106       1,865,400       5,070,646       6,421,264
                                           -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
   Cost of goods sold                          803,052         974,434       2,329,736       3,053,477
   Selling, general and administrative         839,810         923,057       2,510,781       2,697,062
   Research and development                    144,147         221,676         496,456         576,745
                                           -----------     -----------     -----------     -----------

TOTAL COSTS AND EXPENSES                     1,787,009       2,119,167       5,336,973       6,327,284
                                           -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                   38,097        (253,767)       (266,327)         93,980
                                           -----------     -----------     -----------     -----------

OTHER INCOME:
   Investment and interest income                9,295           7,130          18,405          14,984
                                           -----------     -----------     -----------     -----------

NET INCOME (LOSS)                          $    47,392     $  (246,637)    $  (247,922)    $   108,964
                                           ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER SHARE - BASIC AND
   DILUTED                                 $      0.01     $     (0.07)    $     (0.06)    $      0.03
                                           ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES            4,274,830       3,654,200       3,921,152       3,654,200
                                           ===========     ===========     ===========     ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                       Nine Months Ended
                                                                           July 31,
                                                                 ---------------------------
                                                                     1999            1998
                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $  (247,922)    $   108,964
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
   Depreciation                                                       57,860          48,249
   Amortization                                                           --          37,500

   Changes in assets and liabilities:
      Decrease (increase) in trade accounts receivable               131,180        (217,211)
      Decrease in inventories                                        159,362         119,139
      Decrease (increase) in prepaid and other current assets         56,852         (14,756)
      (Increase) in other assets                                     (63,982)             --
      (Decrease) in accounts payable and accrued liabilities        (100,103)       (341,164)
                                                                 -----------     -----------

                                                                     241,169        (368,243)
                                                                 -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                                 (6,753)       (259,279)
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (10,686)        (49,480)
                                                                 -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                                (10,686)        (49,480)
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligation                               (10,835)         (2,754)
   Proceeds from Issuance of stock                                   750,000              --
   Sale of stock pursuant to exercise of stock options               150,239              --
                                                                 -----------     -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  889,404          (2,754)
                                                                 -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 871,965        (311,513)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      415,400         547,995
                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $ 1,287,365     $   236,482
                                                                 ===========     ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 1999

                                   (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of October 31, 1998 contained in the Company's Annual Report on Form 10-KSB for the fiscal year then ended. Results of operations for the period ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.    ISSUANCE OF STOCK

On May 3, 1999, the Company sold 333,333 and 166,667 unregistered shares of common stock to its President and Vice President, respectively, for an aggregate of $750,000 in private investment transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Net sales for the quarter ended July 31, 1999 were $1,800,113 as compared to net sales of $1,817,400 for the quarter ended July 31, 1998. The cost of sales as a percentage of net sales for the 1999 period was 45% as compared to 54% for the comparable 1998 period. Net sales for the nine months ended July 31, 1999 were $4,971,653 as compared to net sales of $6,276,723 for the nine months ended July 1998. The 21% decrease in net sales for the nine month period ended July 31, 1999, as compared to the comparable period in 1998, was primarily due to a slowdown in sales to OEM and international markets located in Southeast Asia and Japan. The cost of sales as a percentage of net sales for the nine months ended July 31,1999 was 47% as compared to 49% for the comparable 1998 period. The decreases in the cost of sales as a percentage of net sales were due to higher margins derived with respect to the products sold during the fiscal 1999 periods, as compared to the same periods of 1998.

Selling, general and administration expenses for the three and nine month periods ended July 31,1999 were $840,000 and $2,511,000 as compared to $923,000 and $2,697,000 for the respective 1998 periods. The decreases in such expenses for the three month and nine month periods ended July 31,1999 were due to reductions in costs of advertising, trade show expenses and sales commissions.

Research and development expenses for the quarter ended July 31, 1999 were $144,000 as compared to $222,000 for the quarter ended July 31, 1998. As for the nine months ended July 31, 1999 research and development expenses were $497,000 as compared to $577,000 for the nine months ended July 31, 1998. The decreases in such expenses for the three and nine months periods ended July, 31, 1999 over the compared 1998 periods are attributable to a decrease in hiring additional personnel and consultants for the Company's research and development activities.

Other income for the quarter ended July 31, 1999 was $9,295 as compared to $7,130 for the quarter ended July 31,1998. As for the nine months ended July 31, 1999 other income was $18,405 as compared to $14,984 for the nine months July 31,1998.

Liquidity and Capital Resources

The Company's working capital increased from $3,310,000 at October 31, 1998 to $3,939,000 at July 31, 1999. The increase is due primarily to the equity investments of Messrs. Gerald Posner and Dennis Stoneman, the Company's new President and Vice President, respectively.

At July 31, 1999 the Company's capital resources and its sources of liquidity were $1,287,000 in cash and temporary cash investments and accounts receivable of $926,000.

Management does not believe that a return of inflation will have a material adverse effect on the Company's operations because it believes that the Company will be able to increase its selling price to reflect most increases in its cost.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On August 20, 1999, the Company held its Annual Meeting of Shareholders for the current fiscal year (the "Meeting"). At the Meeting, the shareholders approved an amendment to the Company's Certificate of Incorporation which replaced the Board of Directors consisting of three classes, each of which was elected annually, with an unclassified Board of Directors elected annually. That amendment was approved by a vote of 2,507,812 (out of a total of 4,285,700) shares cast in favor of the proposal, with 398,320 shares cast in opposition thereto and 7,860 shares abstaining.

At the Meeting, the shareholders also elected management's nominees for directors (who were the only nominees proposed for election), i.e., Steven N. Bronson (Chairman), Gerald D. Posner, Keikhosrow Irani, Dennis Stoneman, Jeffery Adduci and Paul M. Bronson. 3,892,693 shares voted in favor of the election of each of the nominees and 85,800 shares voted against each of the nominees. The terms of each of the elected directors commenced on August 31, 1999, the date of filing of the Certificate of Amendment to the Company's Certificate of Amendment providing for the above-mentioned annual election of directors, and will end one year from that date, or when their respective successors shall have been duly elected or appointed.

At the Meeting, the shareholders also approved:

      (a) (by a vote of 2,381,922 shares cast in favor, and 482,320 shares cast in opposition, with 16,760 shares abstaining) a proposal to establish the Mikron Instrument Company, Inc. 1999 Omnibus Stock Incentive Plan;

      (b) (by a vote of 3,492,328 votes cast in favor, and 122,905 shares cast in opposition, with 363,260 shares abstaining) a proposal to amend the Company's certificate of incorporation to delete Article Twelfth thereof, thereby eliminating the supermajority shareholder voting requirements imposed by such Article;

      (c) (by a vote of 3,588,773 votes cast in favor, and 387,920 shares cast in opposition, with 7,060 shares abstaining) a proposal to amend the Company's certificate of incorporation to add new Article Twelfth which shall limit the liability of the Corporation's officers and directors to the fullest extent permitted by New Jersey law; and

      (d) (by a vote of 3,787,567 votes cast in favor, and 73,566 shares cast in opposition, with 115,560 shares abstaining) a proposal to ratify the selection of the accounting firm of Feldman Sherb Ehrlich & Co., P.C., as the Company's independent auditors for the fiscal year ending October 31, 1999.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

              The exhibits listed below are filed as part of this report.

Exhibit 3.3 Certificate of Amendment of the Company's Certificate of Incorporation, as filed with the New Jersey Department of State on August 31, 1999.

Exhibit 4.1   Mikron Instrument Company, Inc. 1999 Omnibus Stock Incentive Plan.

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

September 14, 1999

                                    MIKRON INSTRUMENT COMPANY, INC.


                                    By: /s/ Gerald D. Posner
                                        ----------------------------------------
                                        Gerald D. Posner, President (Principle
                                        Executive Officer), as Registrant's duly
                                        authorized officer