Form 10KSB40
period 1999-10-31
MIKRON INSTRUMENT CO INC
filed 2000-01-28
CIK 787809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB
                                   -----------
                          ANNUAL OR TRANSITIONAL REPORT
                                   (Mark One)
               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999
                                       OR
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for the most recent fiscal year were $7,090,631.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 24, 2000, based upon the average bid and asked prices of such stock on that date was $3,014,608. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

The number of shares of the registrant's Common Stock outstanding as of January 24, 2000 was 4,285,700

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

In October 1999, Mikron acquired the assets of Texas Infrared, Inc., a Hancock, Michigan based manufacturer of a fixed mounted, uncooled focal plane array thermal imaging camera and a sophisticated software package that enables users to acquire and analyze images and generate reports. The Texas Infrared camera was incorporated into the existing Mikron product line and is sold under the "MikroScan" name. The software has been adapted to interface with all Mikron imaging cameras and is sold under the "MiKroSpec" name. Typical applications for imaging products are in predictive-preventive maintenance, process monitoring, and non-destructive testing.

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

In October 1995, the Mikron Model M9000 Pyrovision Thermal Imaging system was formally introduced to the marketplace. This high temperature thermal imaging system operates in the range of 600 degrees C to 2400 degrees C. Its unique near infrared imaging, high speed and excellent spatial resolution offer significant advantages over conventional imagers. The price range of this product is between $25,000 and $50,000.

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

During each of the fiscal years ended October 31, 1998 and 1999, the Company had approximately 1,000 customers, none of which accounted for more than 10% of its sales. The Company estimates that it currently has an active customer base of 3,000 customers. The loss by the Company of any single customer would not have a materially adverse effect on the Company.

In fiscal 1999, approximately 20% of the Company's sales were to customers outside of the United States, as compared to approximately 19% in fiscal 1998. As a significant portion of the business is done through known accounts, in dollars, and the balance is sold on letter of credit terms, there is little credit or currency risk associated with this business. International exchange rates have made exports from the United States more viable than in the past, and the Company intends to take advantage of this situation. However, no assurance can be given that the Company will be successful in this regard.

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

RESEARCH AND DEVELOPMENT

The Company conducts product development activities to increase the size of its available market through broader product offerings and to cost reduce its products resulting in more competitive pricing and/or better operating margins. For the past year, the Company's research and development activities has been primarily devoted to the development of new infrared thermometry products, as well as the adaptation and enhancement of existing products for new applications.

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

EMPLOYEES

As of October 31, 1999, the Company's staff was comprised of 53 persons, 51 of whom were full time and 2 of whom were part time. Of the total number of employees, 14 are engaged in design engineering and research and development, 19 in manufacturing and production, 6 in marketing and sales, 8 in administration and finance, 4 in general office and 3 are executives. None of Company's employees is represented by unions. The Company has not experienced any strikes or work stoppages and, in the opinion of the Company's management, it has good working relations with its employees.

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

In March 1998, the Company entered into a sales representation agreement with Anritsu Meter Co., Ltd. ("Anritsu"). Pursuant to the agreement, the Company was granted the exclusive, except as to Anritsu, right to promote and sell Anritsu products in North America. The agreement has a five year term with a one year notice period for termination thereafter. Anritsu manufactures a full line of lower cost contact temperature probes, indicators and calibrators.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 20, 1999 the Company held its Annual Meeting of Shareholders for the fiscal year ended October 31, 1999. At the meeting, the shareholders approved an amendment to the Company's Certificate of Incorporation which replaced the Board of Directors consisting of three classes, each of which was elected annually, with an unclassified Board of Directors elected annually. The shareholders also elected management's nominees for directors, Steven N. Bronson (Chairman), Gerald D. Posner, Keikhosrow Irani, Dennis Stoneman, Jeffery Adduci and Paul M. Bronson, and the shareholders also approved:

o a proposal to create the Mikron Instrument Company, Inc. 1999 Omnibus Stock Incentive Plan;

o an amendment to the Company's Certificate of Incorporation which eliminated the supermajority shareholder voting requirements imposed by article twelfth thereof;

o an amendment to the Certificate of Incorporation limiting the liability of the Company's officers and directors to the fullest extent permitted by New Jersey law; and

o a proposal to ratify the selection of the accounting firm of Feldman Sherb Horowitz & Co. as the Company's independent auditors for fiscal year ending October 31, 1999

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MATTERS.

The Company's Common Stock, is traded on the Nasdaq SmallCap Market under the symbol "MIKR." The following table sets forth the range of high and low closing bid prices for the Company's Common Stock as reported by the SmallCap Market for the last two fiscal years. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions:

Fiscal Years                                             Bid Price
------------                                             ---------

                                                      Low          High
                                                      ---          ----
2000:

First Quarter through
January 19, 2000                                     $1.25        $1.34

1999:

First Quarter                                        $1.03        $1.63
Second Quarter                                       $0.843       $1.25
Third Quarter                                        $0.875       $1.43
Fourth Quarter                                       $1.06        $1.12

1998:

First Quarter                                        $1.00        $2.25
Second Quarter                                       $1.00        $2.88
Third Quarter                                        $1.13        $2.59
Fourth Quarter                                       $0.25        $1.50

On January 19, 2000, the closing bid and asked price quotations for the Company's Common Stock were $1.25 and $1.34, respectively. The Company believes that its Common Stock is held of record by approximately 62 persons, including several brokerage firms holding shares in street name for more than 400 beneficial owners.

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

RESULTS OF OPERATIONS

Year Ended October 31, 1999 Compared To Year Ended October 31, 1998

Net sales for the fiscal year ended October 31, 1999 were $7,090,631 as compared to sales of $8,426,771 for the fiscal year ended October 31, 1998. The 15.8% decline in sales was primarily due to two factors - the economic slow down in Asian markets which had the effect of reducing demand for the Company's products, and uneven performance in the Company's US and European distribution channels. In order to address those factors, the Company brought in new senior management in May, 1999 who, among other things, made changes to the Company's commissioned sales force and undertook various other steps to reinvigorate the Company's organic growth. Management believes that, as a result of such efforts, orders during the second half of fiscal 1999 (May - Oct.) increased by 41.5% over the orders processed during the first half of fiscal 1999.

The cost of goods sold, as a percentage of net sales for fiscal 1999 was 47.4% as compared to 46.4% for fiscal 1998. The .5% increase was principally the result of lower gross margin on the thermal imager that the Company imports from a Japanese supplier.

Selling, general and administrative expenses consist primarily of expenses associated with the marketing and selling of the Company's products, along with accounting and administrative expenses. During the fiscal year ended October 31, 1999, selling, general and administrative expenses were $3,461,580, as compared to $3,620,910 for the immediately preceding fiscal year.

During the second half of fiscal 1999, the Company acquired the thermal imaging business and assets of Texas Infrared, Inc. The Company paid various operating expenses incurred by Texas Infrared during the period between the August 2, 1999 execution of the acquisition agreement, and the October 1999 closing of the transaction. Those expenses were included in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was due to a $144,000 reduction in advertising expenditures over comparable expenses of the immediately preceding fiscal year.

Research and development expenses consist primarily of the salaries of the Company's research and development personnel and other expenses associated with new product development and enhancements to existing product lines. Despite reduced sales volume the Company's commitment to research and development has continued. The Company spent $707,190 in fiscal 1999 as compared to $726,242 for the same period in fiscal 1998.

The loss before income taxes for fiscal year ended October 31, 1999 was $352,222 as compared to a net profit before income tax of $231,617 achieved in fiscal 1998. The loss is a direct result of the above-mentioned diminution in sales.

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

YEAR 2000 ISSUES

      The Company has conducted a full review of its computer systems, and the products and systems which it manufactures and markets to identify the programs and systems that could be affected by the so called "year 2000 problem." As of the date of filing of this Report, all products and systems manufactured by the Company are Year 2000 compliant. The computer software programs upon which the Company relies to run its daily operations, including purchasing, manufacturing, engineering and accounting, are Year 2000 compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1999, the Company had cash, cash equivalents and short-term investments of $1,229,636 as compared to $415,400 at October 31, 1998. In addition, the Company had accounts receivable of $960,527 at October 31, 1999 compared to $1,057,079 at October 31, 1998. The additional liquidity is due to the equity investments of Messrs. Posner and Stoneman, the Company's President and Vice President, respectively.

As of October 31, 1999, the Company had working capital of $3,714,400 and a backlog of $956,271 Management believes that the Company has adequate resources to meet expected needs and to fund its anticipated research and development efforts for the next 12 months. In the event additional capital is required in excess of cash generated by operations, the Company presently intends to raise such additional capital by continued borrowing arrangements and/or the sale of additional equity securities, although there can be no assurance that the Company will be successful in obtaining additional operating capital on terms acceptable to it.

ITEM 7. FINANCIAL STATEMENTS

The Company's balance sheets at October 31, 1999 and 1998 and the related statements of operations, shareholders' equity and statement of cash flows for each of the fiscal years ended October 31, 1999 and 1998 and the report of the independent certified public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section starting at Page F-1 following Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

      Name                 Age            Position
      ----                 ---            --------

Steven N. Bronson          34             Chairman of the Board

Gerald D. Posner           51             President and Chief Executive Officer

Dennis Stoneman            66             Vice President

Keikhosrow Irani           63             Chief Technical Officer

Jeffery Adduci             46             Director

Paul M. Bronson            37             Director

Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

Steven N. Bronson was appointed to the Company's Board of Directors in September 1996. He became Chairman in August 1998. Between 1991 and October 1998, Mr. Bronson was the President of Barber & Bronson Incorporated ("B&B"), a full service securities brokerage and investment banking firm which had its principal offices in Miami, Florida. Since April, 1996, Mr. Bronson also has served as President of Catalyst Financial Corp., an investment banking firm which was also located in Miami, Florida. In October 1998, Mr. Bronson relocated to New York City. At that time, he closed down the operations of B&B and he expanded Catalyst's operations to encompass brokerage and market making operations as an NASD member firm, as well as investment banking services. Mr. Bronson also sits on the Board of Directors of the Regional Investment Bankers Association, an industry association engaged in capital formation and the distribution of securities. In addition, Mr. Bronson serves as a National Trustee for the Boys and Girls Club of America.

Mr. Posner is the former President and a shareholder of Electronic Measurements, Inc., a privately held, New Jersey based manufacturer of power supplies. Under Mr. Posner's leadership, a successful LBO creating significant investor appreciation was completed in 1998, resulting in the sale of Electronic Measurements, Inc to Siebe, plc. Prior to his involvement at Electronic Measurements, Mr. Posner was President of Eurotherm plc's temperature instrumentation subsidiary in the U.S. Mr. Posner holds a B.S.E.E. degree from Cooper Union and an M.B.A. degree from Clark University.

Mr. Stoneman has spent the past 14 years working in various capacities for several U.S. and overseas subsidiaries of Eurotherm plc. Since 1996, Mr. Stoneman has served as Eurotherm's Director of Business Development, primarily concerning with the acquisition of companies in the field of instrumentation, controls, solid state relays, AC and DC variable speed motor controls.

Mr. Irani is one of the Company's founders and has served as one of its directors since the Company was organized in 1969. On August 31, 1995 he became President and Chief Executive Officer. On May 17, 1999 he relinquished his position as President, and became Chief Technical Officer. Mr. Irani holds the degree of Master of Science in Electrical Engineering from the University of Missouri.

Mr. Adduci became a director, by appointment to fill a vacancy on the Board, on February 4, 1999, and was elected as a director at the August 1999 Annual Meeting. He is President of the Regional Investment Bankers Association ("RIBA"), a national association of regional and independent broker-dealers and investment banking firms seeking to improve conditions in their industry, strengthen the free enterprise system and enhance a business environment conducive to meeting the capital formation needs of small, growth companies. Since 1994, when Mr. Adduci became RIBA's president, member underwriters have completed some 650 financings totaling more than $6.4 billion. Between 1990 and 1994, Mr. Adduci was Vice President of Regional Investment Brokers Syndicate, Inc., a national organization of small brokerage firms principally engaged in small business capital formation.

Mr. Bronson who is the brother of Steven N. Bronson, the Chairman of the Company's Board of Directors, has been employed by Lighting Division of Philips Electronics during the past 13 years in various process and manufacturing engineering and supervisory capacities. Most recently he has served as a senior engineer in that Division's phosphor metals department. Mr. Bronson holds a B.S. in ceramic engineering from Alfred University. He was first elected to the Board at the August 1999 Annual Meeting.

The terms of each director commenced on August 20,1999 and will end one year from that date, or when their respective successors shall have been duly elected or appointed.

The Company's Certificate of Incorporation contains provisions indemnifying its officers, directors, employees and agents against certain liabilities.

ITEM 10 - EXECUTIVE COMPENSATION.

Between August 1998 and May 16, 1999, Steven N. Bronson served as the Company's Chief Executive Officer. However, he did not receive any compensation from the Company in such capacity. Commencing on May 17, 1999, Gerald D. Posner began serving as the Company's President and Chief Executive Officer for which he is being paid a salary at the annual rate of $200,000. Also, commencing on May 17, 1999, Dennis Stoneman began serving as a Vice President for which he is being paid a salary at the annual rate of $100,000. The following table sets forth certain information regarding compensation paid by the Company during each of the its last three fiscal years to Mr. Posner during fiscal 1999 in his capacity as Chief Executive, to Keikhosrow Irani in his capacity as the Company's Chief Executive Officer in fiscal 1997 and as President in 1998, and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during the fiscal year ended October 31, 1998 (collectively, the "Named Executives"). The Company has not paid any compensation that would qualify as payouts pursuant to long-term incentive plans ("LTIP Payouts"), or "All Other Compensation" and it did not issue any SARs during such period of time.

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                               Annual Compensation                      Awards
                                   -----------------------------------------  -------------------------
                                                                              Restricted    Securities
Name and Principal                                         Other Annual       Stock         Underlying
     Position              Year    Salary ($)   Bonus ($)  Compensation ($)   Awards ($)    Options (#)
                           ----    ----------   ---------  -----------------  ----------    -----------
Gerald D. Posner, CEO    1999 (1)    $84,615                                                   -- (2)
Keikhosrow Irani, Pres.  1998       $130,000                   11,000 (3)
Keikhosrow Irani, CEO    1997       $127,000                   11,000 (3)
Dennis Stoneman, VP      1999 (4)    $42,307                    3,000 (5)                      -- (6)

----------
(1)   May 17, 1999 - October 31, 1999.

(2) Does not include 171,428 shares of common stock issuable pursuant to options which contain vesting conditions and performance targets which have not yet been satisfied. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

(3) Mr. Irani has Company paid life insurance and incidental personal use of a Company-leased automobile. See, "Certain Relationships and Related Transactions."

(4)   May 17, 1999 - October 31, 1999.

(5)   Mr. Stoneman receives a car allowance of $500.00 per month.

(6) Does not include 171,428 shares of common stock issuable pursuant to options which contain vesting conditions and performance targets which have not yet been satisfied. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not grant any SARs to any of its executive officers during the fiscal year ended October 31, 1999. The following table describes the options granted to the Named Executives during that fiscal year.

                                          Individual Grants
-----------------------------------------------------------------------------------------------------
                       Number of              % of Total Options
                       Securities Underlying  Granted to Employees  Exercise or Base
           Name        Options Granted (#)    During Fiscal Year    Price ($/Sh)      Expiration Date
---------------------  ---------------------  --------------------  ----------------  ---------------
Gerald D. Posner, CEO          171,428 (1)            43.6%               $1.00          8/17/2003
Dennis Stoneman, VP            171,428 (1)            43.6%               $1.00          8/17/2003

(1) In accordance with the employment agreements between the Company and Messrs. Posner and Stoneman, each of them was granted options under the Company's Omnibus Incentive Stock Ownership Plan (the "Plan") to purchase 171,428 shares of Common Stock at an exercise price of $1.00 per share. The vesting of such options shall occur at the rate of 25% per annum at the end of each one year period during the term of each agreement, and the exercise of all vested options shall be conditioned upon the achievement of a set of pre-determined earnings, revenue and other performance targets to be formulated mutually by each executive and the Board or the committee administering the Plan. The term of such options shall be the 51 month period commencing on May 17, 1999. See, "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

None of the Named Executive Officers exercised any options during the fiscal year ended October 31, 1999.

COMPENSATION OF DIRECTORS

The Company has not paid and does not presently propose to pay compensation to any director for acting in such capacity, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

In December, 1996, Keikhosrow Irani, who was then the Company's President, entered into a five year employment agreement with the Company. Pursuant to this agreement, Mr. Irani received compensation at the rate of $130,000 in 1998, and will receive base salaries of $135,000 in 1999, $140,000 in 2000 and $150,000 in 2001. Mr. Irani has exercised a two year renewal option contained in that agreement. He is entitled to receive a base salary of $150,000 during each of those two year periods. The agreement also provides Mr. Irani with use of an automobile and for disability income equal to his base salary for up to six months of disability. In the event of disability lasting beyond six months or in the event of death of Mr. Irani, the agreement requires a payment of 50% of the total amount of his last three years' salary over a term of three years. The agreement also requires the Company to provide disability and life insurance to Mr. Irani.

In May 1999, Gerald D. Posner and Dennis Stoneman, the Company's President and a Vice President, respectively, entered into four year employment agreements with the Company which provide for the payment of annual salaries of $200,000 and $100,000, respectively, subject to such merit increases, in each case, as the Company's Board, or the Compensation Committee thereof, shall determine to grant. In accordance with such agreements, each of Messrs. Posner and Stoneman was granted options under the Plan to purchase 171,428 shares of Common Stock at an exercise price of $1.00 per share. See, "Option/SAR Grants In Last Fiscal Year."

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that such filing requirements were complied with by all of its executive officers and directors.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information concerning the Common Stock ownership as of January 19, 1999 by (i) each person who is known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and
(iii) all directors and officers of the Company as a group:

                                Amount and Nature       Percentage of
                                  of Beneficial       Outstanding Shares
Name of Beneficial Owner (1)      Ownership (1)           Owned (2)
----------------------------    -----------------     ------------------

Steven N. Bronson (3)                896,287 (4)            20.2%
Keikhosrow Irani                     645,587                15.1%

Chori Co., Ltd. (5)                  350,000                 8.2%
Gerald Posner                        333,333                 7.8%
Denis Stoneman                       166,667                 3.9%
Jeffery Adduci (6)                        --                  --
Paul M. Bronson (7)                       --                  --
All Officers and
Directors as a Group (of 7)        2,042,271 (8)            46.0%

----------
(1) All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise indicated, the address of each shareholder is c/o the Company.

(2)   Based upon 4,285,700 shares issued and outstanding.

(3) Mr. Bronson's address is c/o Catalyst Financial, LLC, 900 Third Avenue, Suite 201, New York, NY 10022. ("Catalyst")

(4) Includes 153,685 shares issuable pursuant to warrants held by Mr. Bronson, which may be exercised within 60 days of the date of this Report. Also includes 100,000 shares issuable pursuant to warrants held by Catalyst, which may be exercised within 60 days of the date of this Report. Mr. Bronson is the sole owner and manager of Catalyst and has full discretion to exercise such warrants, and to vote and dispose of such shares. See "Certain Relationships and Related Transactions."

(5) The address of this shareholder is 4-7 Kawaramachi, 2-chome, Chuo-ku, Osaka 541, Japan.

(6) Mr. Adduci's address is c/o Regional Investment Bankers Association, 171 Church Street, Charleston, S.C. 29401

(7)   Mr. Bronson's address is 6004 Cos Corners Road, Bath, NY 14810

(8) Includes 153,685 shares issuable pursuant to warrants held by Steven N. Bronson, which may be exercised within 60 days of the date of filing of this Report.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company previously retained Barber & Bronson ("B&B") as its exclusive investment banker until September 30, 1998. Under the Company's agreement with B&B, it paid $1,000 per month to B&B and issued to certain principals of B&B warrants to purchase up to 400,000 shares of common stock at prices ranging from $0.81 per share to $2.50 per share. Steven Bronson, the President, sole director and principal shareholder of B&B, received warrants to purchase 318,060 of those 400,000 shares. On December 31, 1998, Mr. Bronson exercised warrants to purchase 131,500 shares at prices ranging between $.81 and $1.50 per share. Also, on that date, one of the warrants which entitled Mr. Bronson to purchase 32,875 shares of an exercise price of $1.75 per share expired unexercised. Mr. Bronson continues to hold one of those warrants which entitles him to purchase up to 153,685 shares of common stock at an exercise price of $2.50 per share through September 30, 2000.

On May 3, 1999, the Company entered into a three year financial consulting services agreement with Catalyst Financial, LLC. ("Catalyst"), a licensed brokerage and investment banking firm solely owned and controlled by Steven N. Bronson. Catalyst's basic compensation under this agreement includes a payment of $5,000 per month during the term of the agreement and a five year warrant entitling it to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. Furthermore, in the event that the Company effectuates, as a result of any introduction made by Catalyst, a merger, acquisition, consolidation, reorganization, recapitalization, business combination or other transaction (in each case, an "M&A Transaction") during the term of the agreement, and during the one year period following the end of such term, Catalyst shall be entitled to receive a finder's fee with respect thereto based upon a sliding scale ranging from 5% of the first $5,000,000 of consideration to 1% of any consideration in excess of $20,000,000. Also, if Catalyst renders consulting services with respect to an M&A Transaction which does not result from an introduction made by it, Catalyst shall be entitled to receive a finder's fee with respect thereto based upon a sliding scale ranging from 2.5% of the first $5,000,000 of consideration to .5% of any consideration in excess of $20,000,000.

The Company purchases certain of the products it sells to its customers from Chori Co., Ltd. ("Chori"), and Chori-America. Chori is an owner of more than five percent (5%) of the Company's common stock. During fiscal 1999, the Company purchased approximately $684,000 of products from or through Chori, and paid Chori and Chori-America approximately $72,000, representing commissions paid at the rate of 5% of sales to those companies in their respective capacities as international sales representatives for all of the Company's products.

Since August, 1992, the Company has provided $500,000 of life insurance for Mr. Irani.

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

3.3 Certificate of Amendment to the Certificate of Incorporation, effective August 31, 1999.

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

4.3 Mikron Instrument Company, Inc. Omnibus Stock Incentive Plan.

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

10.13 Employment Agreement between the Company and Gerald D. Posner.

10.14 Employment Agreement between the Company and Dennis Stoneman.

10.15 Financial Consulting Agreement between Catalyst Financial, LLC and the Company.

27 Financial Data Schedule.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                         MIKRON INSTRUMENT COMPANY, INC.

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                        Page
                                                                        Number
                                                                        ------

INDEPENDENT AUDITORS' REPORT                                            F - 2

FINANCIAL STATEMENTS:

         Balance Sheet - October 31, 1999                               F - 3

         Statements of Operations - Years ended
         October 31, 1999 and 1998                                      F - 4

         Statement of Shareholders' Equity - Years ended
         October 31, 1999 and 1998                                      F - 5

         Statement of Cash Flows - Years ended
         October 31, 1999 and 1998                                      F - 6

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

                 [FELDMAN SHERB EHRLICH & CO., P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Mikron Instrument Company, Inc.
Oakland, New Jersey

      We have audited the accompanying balance sheet of Mikron Instrument Company, Inc. as of October 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, the financial position of Mikron Instrument Company, Inc. as of October 31, 1999 and the results of its operations and its cash flows for the years ended October 31, 1999 and 1998 in conformity with generally accepted accounting principles.


                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants

New York, New York
January 7, 2000

                         MIKRON INSTRUMENT COMPANY, INC.

                                  BALANCE SHEET

                                October 31, 1999

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                        $1,229,626
     Trade accounts receivable, less allowance for
        doubtful accounts of $83,000                                     960,527
     Inventories                                                       2,200,733
     Prepaid expenses and other current assets                            77,900
                                                                      ----------
           TOTAL CURRENT ASSETS                                        4,468,786

PROPERTY AND EQUIPMENT, net                                              327,916

OTHER ASSETS                                                              96,815
                                                                      ----------

                                                                      $4,893,517
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                         $  749,362
     Current portion of capital lease obligation                           5,024
                                                                      ----------
           TOTAL CURRENT LIABILITIES                                     754,386
                                                                      ----------

LONG-TERM LIABILITIES:
     Capital lease obligation                                              1,502
                                                                      ----------
           TOTAL LONG-TERM LIABILITIES                                     1,502
                                                                      ----------

SHAREHOLDERS' EQUITY
     Common stock, $.003 par value; 15,000,000 shares
        authorized, 4,285,700 shares issued and outstanding               12,858
     Additional paid-in capital                                        4,051,393
     Retained earnings                                                    73,378
                                                                      ----------
           TOTAL SHAREHOLDERS' EQUITY                                  4,137,629
                                                                      ----------
                                                                      $4,893,517
                                                                      ==========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                                        Year Ended October 31,
                                                        ----------------------
                                                         1999            1998
                                                         ----            ----

REVENUES:
     Net sales                                       $ 6,969,057     $ 8,250,730
     Royalties                                           121,574         176,041
                                                     -----------     -----------
         TOTAL REVENUES                                7,090,631       8,246,771
                                                     -----------     -----------

COSTS AND EXPENSES:
     Cost of goods sold                                3,304,160       3,872,590
     Selling, general and administrative               3,461,580       3,620,910
     Research and development                            707,190         726,242
                                                     -----------     -----------
         TOTAL COSTS AND EXPENSES                      7,472,930       8,219,742
                                                     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                           (382,299)        207,029

OTHER INCOME:
     Investment and interest income                       30,077          24,588
                                                     -----------     -----------

INCOME (LOSS) BFEORE PROVISION FOR
  INCOME TAXES                                          (352,222)        231,617
PROVISION FOR INCOME TAXES                                    --          50,000
                                                     -----------     -----------

NET INCOME (LOSS)                                    $  (352,222)    $   181,617
                                                     ===========     ===========

NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED        $     (0.09)    $      0.05
                                                     ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                4,013,783       3,654,200
                                                     ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED              4,013,783       3,683,170
                                                     ===========     ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                       Common Stock         Additional                      Total
                                   -------------------        Paid-In       Retained     Stockholders'
                                   Shares       Amount        Capital       Earnings        Equity
                                   ------       ------        -------       --------        ------
Balance October 31, 1997          3,654,200   $    10,963   $ 3,153,049   $   243,983    $ 3,407,995

Net income                               --            --            --       181,617        181,617
                                  ---------   -----------   -----------   -----------    -----------

Balance October 31, 1998          3,654,200        10,963     3,153,049       425,600      3,589,612

     Issuance of stock with
       respect to exercise of
       warrants                     131,500           395       149,844            --        150,239

     Issuance of stock with
        respect to private
        placement                   500,000         1,500       748,500            --        750,000

Net loss                                 --            --            --      (352,222)      (352,222)
                                  ---------   -----------   -----------   -----------    -----------

Balance October 31, 1999          4,285,700   $    12,858   $ 4,051,393   $    73,378    $ 4,137,629
                                  =========   ===========   ===========   ===========    ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                                                          Year ended October 31,
                                                                          ----------------------
                                                                           1999           1998
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $  (352,222)   $   181,617
                                                                       -----------    -----------

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
     Depreciation                                                           77,391         66,646
     Amortization                                                               --         37,500

Changes in assets and liabilities:
     (Increase) decrease in trade accounts receivable                       96,552       (146,244)
     (Increase) in inventories                                              84,319        (26,605)
     (Increase) in prepaid and other current assets                         15,584         (4,772)
     Increase in other assets                                              (96,815)            --
     (Decrease) increase in accounts payable and accrued liabilities       212,324       (155,328)
                                                                       -----------    -----------

                                                                           389,355       (228,803)
                                                                       -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         37,133        (47,186)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                   (118,837)       (81,091)
                                                                       -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                     (118,837)       (81,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock                                       900,239             --
     Decrease in long-term debt                                             (4,309)        (4,318)
                                                                       -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                                      895,930         (4,318)
                                                                       -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       814,226       (132,595)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              415,400        547,995
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                $ 1,229,626    $   415,400
                                                                       ===========    ===========

                        See notes to financial statements

                        MIKRON INSTRUMENT COMPANY, INC.,

                          NOTES TO FINANCIAL STATEMENTS

      Mikron Instrument Company, Inc. (the "Company") is engaged in designing and manufacturing a broad range of non-contact temperature measurement devices for sale to domestic and foreign markets. The Company also sells high sensitivity infrared thermal imaging devices.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Cash and Cash Equivalents - Cash equivalents are carried at cost, which approximates market. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

      b. Inventories - Inventories are stated at the lower of cost (average cost method) or market.

      c. Property and Equipment - Property and equipment are stated at cost. Depreciation is computed principally using straight-line depreciation over the estimated useful lives of individual assets or the remaining terms of leases.

      d. Revenues - Net sales are recognized at the time of shipment. Royalties are recorded as earned in accordance with specific terms of each license agreement.

      e. Research and Development Costs - Research and development costs are expressed as incurred.

      f. Advertising Costs - The costs of advertising are expressed as incurred.

      g. Earnings per Share - The Company has adopted SAS No. 128, "Earnings per Share". Net income (loss) per common share has been restated for all periods presented to conform to the provisions of SAS No. 128. Basic earnings (loss) per share is computed by dividing net income
            (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount that would have resulted if potential common stock had been converted to common stock, as prescribed by SAS No. 128.

      h. Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        MIKRON INSTRUMENT COMPANY, INC.,

      i. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

      j. New Accounting Pronouncement - The Company will adopt Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 for the year ended December 31, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement is not expected to have a material impact on the Company's financial statements.

      k. Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement No.123, "Accounting for Stock-Based Compensation," which is effective for transactions entered into after December 31, 1995. Statement No.123 establishes a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company adopted the employee stock-based compensation disclosure - only provisions of Statement No. 123 in fiscal 1998 by disclosing the pro forma net income amounts assuming the fair value method was adopted May 1, 1996. The adoption of Statement No. 123 did not impact the Company's results of operations, financial position or cash flows.

      l. Accounting for Long Lived Assets - The company reviews long-lived assets and certain identifiable assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. At October 31, 1999, the Company believes that there has been no impairment of its long -lived assets.

2.    INVENTORIES

The components of inventories at October 31, 1999 are as follows:

      Materials and parts                    $1,641,532
      Work in process                           204,109
      Finished goods                            355,092
                                             ----------
                                             $2,200,733
                                             ==========

                        MIKRON INSTRUMENT COMPANY, INC.,

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at October 31,1999:

            Machinery and equipment                           $   965,925
            Furniture and fixtures                                 62,570
            Leasehold Improvements                                 64,445
            Software Developments                                  64,545
                                                              -----------
                                                                1,157,585
            Less: accumulated depreciation                       (829,669)
                                                              -----------
                                                              $   327,916
                                                              ===========

4.    EMPLOYEE BENEFIT PLAN

      The Company sponsors a 401(k) plan covering substantially all full-time employees, which provides for Company matching of 30% of the participant's elective deferral, but in no event greater than 1.5% of the participant's compensation. The Company's matching expense for the plan was $13,050 and $23,045 for the years ended October 31, 1999 and 1998 respectively.

5.    CAPITAL LEASE OBLIGATION

      The Company has leased equipment under non-calculable lease agreements which expire at December 2000. As of October 31, 1999 minimum annual lease commitments under capital leases with terms in excess of one year are as follows:

            2000                                                        $ 5,616
            2001                                                          1,404
                                                                        -------
                 Total future minimum lease payments                      7,020
            Less amounts representing interest                             (494)
                                                                        -------
                 Present value of minimum lease payments                  6,526
            Less: Current portion of obligations under capital lease     (5,024)
                                                                        =======
            Long-term obligations under capital lease, net of current
            portion                                                     $ 1,502
                                                                        =======

                        MIKRON INSTRUMENT COMPANY, INC.,

6.    COMMITMENTS

      Operating Leases

      The Company has a five year operating lease agreement for its manufacturing, warehouse and office facilities, with an option to extend the lease for an additional five years. The lease expires December 31, 2000. The lease provides for the Company to pay certain operating costs of the leased property. Rent expense for the years ended October 31, 1999, and 1998, was approximately $203,865 and $196,306 respectively.

      At October 31, 1999, the minimum future rental commitments under this lease are as follows:

            Year Ending October 31,
            -----------------------
                      2000                           $216,000

      Employment Contracts

      The Company has an employment agreement with an officer expiring December 31, 2001. The agreement provides for compensation of $140,000 and $150,000 for 2000 and 2001, respectively.

      The Company also has employment contracts with two other officers for four year terms which commenced in May 1999. The annual compensation payable under those contracts is $200,000 and $100,000, respectively. In accordance with such agreements, each of those officers was awarded options under the Company's Omnibus Stock Incentive Plan to purchase 171,428 shares of Common Stock at an exercise price of $1.00 per share. Such options will vest at the rate of 25% per annum at the end of each of the first four years of the five year term thereof. Exercise of the vested portion of each option is conditioned upon achievement of predetermined performance targets.

      Investment Banking Agreement

      In October 1995, the Company entered into a three year agreement with an investment banking firm to serve as the Company's financial advisor and granted the investment banking firm to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $2.50 per share for which the investment banking firm paid the

                        MIKRON INSTRUMENT COMPANY, INC.,

      Company $666. The fair market value of the Company's stock at October 31, 1999 was $1.00. The warrants expire on September 30, 2000.

      In May 1999, the Company entered into an agreement with another investment banking firm owned by the Company's chairman. Per agreement, the investment banking firm is to receive an annual compensation of $60,000 over next three years and is entitled to receive warrants to purchase 100,000 shares of the Company's common stock at $1.00 a share.

      Consulting Agreement

      In October 1999, the Company entered into an agreement with a consultant to a develop patents. The agreement provides for a monthly compensation of $6,000 and will expire either at the end of October 2000 or upon completion of the project, whichever comes first. Subsequent to the termination of the contract, the consultant is entitled to receive three percent of the contract price generated from the patents.

      Credit Agreements

      The Company has a commercial line of credit agreement with a bank which provides a line of credit of up to $600,000 at the prime interest rate and a foreign exchange line's daily settlement of $200,000. This agreement runs through February 28, 2001, and is secured by all of the present and future accounts receivable, inventory and fixed assets of the Company.

7.    STOCKHOLDERS' EQUITY

      In December 1998, 131,500 shares of the Company's common stock was issued for $15,239 as a result of exercise of warrants by a former Chief Executive Officer. Also, the Company issued 333,333 and 166,667 shares of its common stock to two officers for $750,000 in May 1999.

8.    INCOME TAXES

      Income statement presentation of the Company's Income Tax Provision and Deferred Tax Assets and Liabilities are presented in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Deferred Tax Assets as of October 31, 1999 consist of the following:

                        MIKRON INSTRUMENT COMPANY, INC.,

      Net operating loss carry forward                    $ 123,000
      Less: valuation allowance                            (123,000)
                                                          =========
                                                          $      --
                                                          =========

      Reconciliation of the provision for income taxes shown in the financial statements and amounts computed by applying the Federal statutory income tax rates are as follows:

                                                Year ended October 31,
                                                ----------------------
                                                   1999         1998
                                                ---------    ---------
      Net (loss) earnings before income taxes   $(352,222)   $ 231,617
                                                =========    =========
      Provision (benefit) for income taxes      $ 123,000    $  68,000
      Tax benefit not recognized                       --           --
      Benefit provided by net operating          (123,000)     (18,000)
         loss carry forward
      Research and development credits                 --      (50,000)
                                                ---------    ---------
                                                $      --    $      --
                                                =========    =========
      Alternative minimum tax                   $      --    $  50,000
                                                =========    =========

9.    ADVERTISING COSTS

      Advertising costs amounted to approximately $341,372 and $488,636 for the years ended October 31, 1999 and 1998, respectively.

10.   RELATED PARTY TRANSACTIONS

      The Company purchases certain of its products from a Japanese company that is a stockholder. Purchases from this company, for the years ended October 31, 1999, and 1998 were approximately $683,933 and $936,658, respectively. In addition, under the terms of a distribution agreement, this company acts as the international sales representative for all of the Company's products for which it earns a 5% commission.

                        MIKRON INSTRUMENT COMPANY, INC.,

      For the years ended October 31, 1999, and 1998, the company received commissions of approximately $41,000 and $72,000, respectively.

      The Company also has entered into an investment banking agreement with an investment banking firm owned by the Chairman of the Company (see Note 6.)

11.   ASSET PURCHASE

      The Company purchased assets from another entity in October 1999 for $250,000. The acquired assets include receivables, inventories, fixed assets and a patent license. The patent license is classified as Other Assets on the balance sheet and will be amortized over three years beginning January 2000.

      Pursuant to the purchase agreement, the Company will pay the owner of the selling entity royalties equal to five percent of the net revenues generated from the Company's sales of industrial fixed position uncooled focal plane array thermal imaging cameras, together with all other equipment, software and engineering services included in such sales. The royalties will be paid from November 1, 1999 to October 31, 2004.

      The Company also issued to the owner of the selling entity an option to purchase up to 50,000 shares of the Company's common stock at $1.00 per share. The option shall vest at the rate of 10,000 shares per year during the five year period ending October 26, 2004, and each 10,000 share tranche shall be exercisable during the three year period commencing on the date of vesting thereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of January, 2000.

                         MIKRON INSTRUMENT COMPANY, INC.


                         By: /s/ Gerald D. Posner
                             -----------------------------------------
                             Gerald D. Posner, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                        Title                          Date
      ---------                        -----                          ----

/s/ Gerald D. Posner
----------------------  Chief (Principal) Executive Officer,    January 27, 2000
    Gerald D. Posner    Director

/s/ Michael Brady
----------------------  Vice President, Chief (Principal        January 27, 2000
    Michael Brady       Financial Officer)

/s/ Steven N. Bronson
----------------------  Chairman of the Board                   January 27, 2000
  Steven N. Bronson

/s/ Keikhosrow Irani
----------------------  Chief Technical Officer, Director       January 27, 2000
    Keikhosrow Irani

/s/ Dennis Stoneman
----------------------  Vice President, Director                January 27, 2000
    Dennis Stoneman


----------------------  Director                                January __, 2000
   Jeffery Adduci

/s/ Paul M. Bronson
----------------------  Director                                January 27, 2000
    Paul M. Bronson

                                Index To Exhibits

Exhibit No.                                Description
-----------                                -----------

3.3 Certificate of Amendment to the Certificate of Incorporation, effective August 31, 1999.

4.3               Mikron Instrument Company, Inc. Omnibus Stock Incentive Plan.

10.13             Employment Agreement between the Company and Gerald D. Posner.

10.14             Employment Agreement between the Company and Dennis Stoneman.

10.15 Financial Consulting Agreement between Catalyst Financial, LLC and the Company.

27                Financial Data Schedule