Form 10QSB
period 2000-01-31
MIKRON INSTRUMENT CO INC
filed 2000-03-13
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of March 10, 2000 was 4,285,700 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

   Condensed Balance Sheet - January 31, 2000 and October 31, 1999          3

   Condensed Statement of Operations - Three months ended January 31,
   2000 and 1999                                                            4

   Condensed Statement of Cash Flows - Three months ended January 31,
   2000 and 1999                                                            5

   Notes to Condensed Financial Statements                                  6

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations                               7

PART II - OTHER INFORMATION                                                 9

SIGNATURES                                                                 10

                         MIKRON INSTRUMENT COMPANY, INC.

                            CONDENSED BALANCE SHEETS

                                                             Jan. 31, 2000     October 31, 1999
                                                             -------------     ----------------
ASSETS                                                         (unaudited)        (See Note)
CURRENT ASSETS:
     Cash and cash equivalents                                  $1,233,879        $1,229,626
     Trade accounts receivable, less allowance for
         doubtful accounts of $83,000 and $83,000                1,346,824           960,527
     Inventories                                                 2,209,046         2,200,733
     Prepaid expenses and other current assets                      78,313            77,900
                                                                ----------        ----------

TOTAL CURRENT ASSETS                                             4,868,062         4,468,786
                                                                ----------        ----------

PROPERTY AND EQUIPMENT, net                                        299,718           327,916
                                                                ----------        ----------

OTHER ASSETS                                                        95,390            96,815
                                                                ----------        ----------

                                                                $5,263,170        $4,893,517
                                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                   $  907,909        $  749,362
     Current portion of capital lease obligation                     3,847             5,024
                                                                ----------        ----------

TOTAL CURRENT LIABILITIES                                          911,756           754,386
                                                                ----------        ----------

LONG TERM LIABILITIES
     Capital lease obligation                                        1,502             1,502
                                                                ----------        ----------

TOTAL LONG TERM LIABILITIES                                          1,502             1,502
                                                                ----------        ----------

STOCKHOLDERS' EQUITY
     Common stock, $.003 par value;
         Authorized - 15,000,000 shares; issued and
         Outstanding - 4,285,700 shares and 4,285,700 shares,
         respectively                                               12,858            12,858
     Additional paid-in capital                                  4,051,393         4,051,393
     Retained earnings                                             285,661            73,378
                                                                ----------        ----------

TOTAL STOCKHOLDERS' EQUITY                                       4,349,912         4,137,629
                                                                ----------        ----------
                                                                $5,263,170        $4,893,517
                                                                ==========        ==========

Note: The condensed consolidated balance sheet at October 31, 1999 has been derived from the audited financial statements of the Company at that date, but does not include all of the information required by generally accepted accounting principles for complete financial statements.

                   See notes to condensed financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                            January 31,
                                                    ---------------------------
                                                       2000            1999
                                                       ----            ----
REVENUES:
     Net sales                                      $ 2,485,008     $ 1,704,507
     Royalties                                           46,114          28,000
                                                    -----------     -----------

TOTAL REVENUES                                        2,531,122       1,732,507
                                                    -----------     -----------

COSTS AND EXPENSES:
     Cost of goods sold                               1,186,209         816,256
     Selling, general and administrative                909,812         826,324
     Research and development                           240,077         173,408
                                                    -----------     -----------

TOTAL COSTS AND EXPENSES                              2,336,098       1,815,988
                                                    -----------     -----------

INCOME (LOSS) FROM OPERATIONS                           195,024         (83,481)
                                                    -----------     -----------

OTHER INCOME:
     Investment and interest income                      17,259           4,164
                                                    -----------     -----------

NET INCOME (LOSS)                                       212,283         (79,317)
                                                    -----------     -----------

NET INCOME (LOSS) PER SHARE - BASIC                 $      0.05     $     (0.02)
                                                    ===========     ===========
NET INCOME (LOSS) PER SHARE - DILUTED               $      0.05     $     (0.02)
                                                    ===========     ===========

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING             4,285,700       3,698,033
                                                    ===========     ===========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING           4,294,590       3,698,033
                                                    ===========     ===========

                   See notes to condensed financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                       January 31,
                                                                             ----------------------------
                                                                                 2000              1999
                                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $   212,283      $   (79,317)
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
     Depreciation                                                                 22,973           19,014
     Amortization                                                                  6,802               --

     Changes in assets and liabilities:
         Decrease (increase) in trade accounts receivable                       (386,297)         127,941
         Decrease(increase) in inventories                                        (8,313)         214,180
         Decrease (increase) in prepaid and other current assets                    (413)          51,181
         Decrease (Increase) in other assets                                       1,425          (44,802)
         Increase (Decrease) in accounts payable and accrued liabilities         157,370         (152,090)
                                                                             -----------      -----------

                                                                                (206,453)         215,424
                                                                             -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                              5,830          136,107
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (1,577)          (1,343)
                                                                             -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                             (1,577)          (1,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of capital lease obligation                                              --          (10,835)
     Sale of stock pursuant to exercise of stock options                              --          150,239
                                                                             -----------      -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   --          139,404
                                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               4,253          274,168

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                1,229,626          415,401
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 1,233,879      $   689,569
                                                                             ===========      ===========

                   See notes to condensed financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2000

                                   (Unaudited)

1.    BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company's October 31, 1999 Annual Report on Form 10-KSB.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of January 31, 2000 and the results of operations and cash flows for the period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

2.    EARNINGS PER SHARE

In February 1997, the Financial Standards Accounting Board issued Statement on Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128) which became effective for both interim and annual financial statements for the periods ending December 15, 1997. FAS No. 128 requires a presentation of "basic" and (where applicable) "diluted" earnings per share. Generally, basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period and the diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, FAS No. 128 requires the restatement of the prior period reported earnings to conform to the new standard

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

      Net sales for the three months ended January 31, 2000 was $2,485,000 as compared to net sales of $1,705,000 for the three months ended January 31, 1999. The 46% increase is due to two factors. First, a $300,000 specially ordered thermal imaging system shipped in January 2000. Second, the Model TH5104, a portable thermal imager, has gained market acceptance and demand for the product continues to grow. The Company's order backlog as of January 31, 2000 was $1,150,206. The cost of sales as a percentage of net sales for the quarter ended January 31, 2000 remained unchanged from the same period last year at 48%.

      Selling, general and administrative expenses for the three months ended January 31, 2000 was $910,000 as compared to $826,000 for the same period ending January 31, 1999. The increase of 10% was due to the increase in salaries resulting from the addition of new senior management

      Research and development expenses for the three months ended January 31, 2000 were $240,000 as compared to $173,000 for the same period last year. The increase of 39% was primarily due to the addition of three new engineers through the Texas Infared acquisition in October 1999. In addition, developmental expenses for the new products increased by $20,000 over the same period last year.

      Royalty income for the three months ended January 31, 2000 was $46,000 as compared to $28,000 for the three months ended January 31, 1999. The increase is due to greater sales of products by third parties which incorporate technologies licensed by the Company to them over the sales of such products made by those third parties during the same period of fiscal 1999..

      Net income was $212,000, or $.05 per share, for the three months ended January 31, 2000 as compared to a net loss of $79,000, or $(.02) per share, for the three months ended January 31, 1999. The increase is due to the 46% rise in net sales. The Company has loss carryforwards relating to fiscal year end 1999 and prior years. By reason thereof, no provisions for income taxes were made.

Liquidity and Capital Resources

      At January 31, 2000, the Company's liquidity position was $1,234,000 in cash and short term investments and $1,347,000 in trade accounts receivable. The 40% increase in accounts receivable over the October 31 1999 amount is the result of record sales volume in January 2000.

The Company's working capital increased 6.5% from $3,714,000 at October 31, 1999 to $3,956,000 at January 31, 2000. That increase was a direct result of the increase in trade accounts receivable.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            The exhibit listed below are filed as part of this report.

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

March 13, 2000

                                        MIKRON INSTRUMENT COMPANY, INC.


                                        By: /s/ Michael Brady
                                           -------------------------------------
                                           Michael Brady, Vice President
                                           (Principle Financial Officer), as
                                           Registrant's duly authorized officer