Form 10QSB
period 2000-04-30
MIKRON INSTRUMENT CO INC
filed 2000-06-14
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

        |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 2000

                                       OR

        |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-15486

                         MIKRON INSTRUMENT COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              NEW JERSEY                                    22-1895668
     ------------------------------                      ----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of June 13, 1999 was 4,288,200 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

      Balance Sheet - April 30, 2000                                        3

      Statement of Operations - Three and six months ended April 30,
      2000 and 1999                                                         4

      Statement of Cash Flows - Six months ended April 30,
      2000 and 1999                                                         5

      Notes to Financial Statements                                         6

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations                               7

PART II - OTHER INFORMATION                                                10

SIGNATURES                                                                 11

                         MIKRON INSTRUMENT COMPANY, INC.

                                  BALANCE SHEET

                                                                  April 30, 2000
                                                                  --------------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $  867,979
   Trade accounts receivable, less allowance for
      doubtful accounts of $152,817                                    1,772,134
   Inventories                                                         2,406,915
   Prepaid expenses and other current assets                              96,734
                                                                      ----------

TOTAL CURRENT ASSETS                                                   5,143,762
                                                                      ----------

PROPERTY AND EQUIPMENT, net                                              287,716
                                                                      ----------

OTHER ASSETS                                                             192,218
                                                                      ----------
                                                                      $5,623,696
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                           $1,169,036
   Current portion of capital lease obligation                             2,350
                                                                      ----------

TOTAL CURRENT LIABILITIES                                              1,171,386
                                                                      ----------

LONG TERM LIABILITIES
   Capital lease obligation                                                1,502
                                                                      ----------
                                                                       1,172,888
                                                                      ==========
STOCKHOLDERS' EQUITY
   Common stock, $.003 par value;
      Authorized - 15,000,000 shares; issued and
      Outstanding - 4,285,700 shares                                      12,858
   Additional paid-in capital                                          4,051,393
   Retained earnings                                                     386,557
                                                                      ----------

TOTAL STOCKHOLDERS' EQUITY                                             4,450,808
                                                                      ----------
                                                                      $5,623,696
                                                                      ==========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                          April 30,                       April 30,
                                                ---------------------------      ---------------------------
                                                   2000            1999             2000            1999
                                                   ----            ----             ----            ----
REVENUES:
     Net sales                                  $ 2,524,198     $ 1,467,033      $ 5,009,206     $ 3,171,540
     Royalties                                       48,123          46,000           94,237          74,000
                                                -----------     -----------      -----------     -----------

TOTAL REVENUES                                    2,572,321       1,513,033        5,103,443       3,245,540
                                                -----------     -----------      -----------     -----------

COSTS AND EXPENSES:
     Cost of goods sold                           1,427,680         710,439        2,613,889       1,526,684
     Selling, general and administrative            753,456         844,647        1,663,268       1,670,971
     Research and development                       245,786         178,890          485,863         352,309
                                                                -----------      -----------     -----------

TOTAL COSTS AND EXPENSES                          2,426,922       1,733,976        4,763,020       3,549,964
                                                -----------     -----------      -----------     -----------

INCOME (LOSS) FROM OPERATIONS                       145,399        (220,943)         340,423        (304,424)
                                                -----------     -----------      -----------     -----------

OTHER INCOME:
     Investment and interest income                   7,614           4,946           24,874           9,110
                                                -----------     -----------      -----------     -----------

NET INCOME (LOSS) BEFORE PROVISION
   FOR TAXES (Note A)                               153,013        (215,997)         365,297        (295,314)

PROVISION FOR INCOME TAXES                           52,118              --           52,118              --
                                                -----------     -----------      -----------     -----------

NET INCOME (LOSS)                                   100,895        (215,997)         313,179        (295,314)
                                                ===========     ===========      ===========     ===========

NET INCOME (LOSS) PER SHARE - BASIC             $       .02     $     (0.06)     $      0.07     $     (0.08)
                                                ===========     ===========      ===========     ===========

NET INCOME (LOSS) PER SHARE - FULLY DILUTED     $       .02     $     (0.06)     $      0.07     $     (0.08)
                                                ===========     ===========      ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES                 4,436,811       3,785,700        4,436,250       3,698,033
                                                ===========     ===========      ===========     ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        April 30,
                                                                             ----------------------------
                                                                                 2000             1999
                                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $   313,179      $  (295,314)
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
     Depreciation                                                                 45,947           38,397
     Amortization                                                                 13,605               --

     Changes in assets and liabilities:
         Decrease (increase) in trade accounts receivable                       (811,607)         305,729
         Decrease (increase) in inventories                                     (206,182)          91,223
         Decrease (increase) in prepaid and other current assets                 (18,834)          50,000
         Decrease (increase) in other assets                                     (95,403)         (44,802)
         Increase (decrease) in accounts payable and accrued liabilities         419,674         (150,071)
                                                                             -----------      -----------

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                (339,621)          (4,838)
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (19,352)          (9,585)
                                                                             -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                            (19,352)          (9,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of capital lease obligation                                          (2,674)         (10,835)
     Sale of stock pursuant to exercise of stock options                              --          150,239
                                                                             -----------      -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (2,674)         139,404
                                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (361,647)         124,981

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                1,229,626          415,400
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $   867,979      $   540,381
                                                                             ===========      ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2000

                                   (Unaudited)

1. BASIS OF PRESENTATION

Our unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with our October 31, 1999 Annual Report on Form 10-KSB.

Our unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of our management, necessary to present a fair statement of financial position as of April 30, 2000 and the results of operations and cash flows for the period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

In February 1997, the Financial Standards Accounting Board issued Statement on Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128) which became effective for both interim and annual financial statements for the periods ending December 15, 1997. FAS No. 128 requires a presentation of "basic" and (where applicable "diluted" earnings per share. Generally, basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period and the diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, FAS No. 128 requires the restatement of the prior period reported earnings to conform to the new standard.

3. INCOME TAXES

Through January 31, 2000, we recorded a full valuation allowance against deferred tax assets based upon our management's expectations regarding realization of the related tax benefit. As a result of the income generated during the second quarter of fiscal 2000 and management's projections regarding future periods, management concluded that there would be sufficient taxable income in the future to realize the majority of our deferred tax assets (including net operating loss carryforwards of $235,000). As such, an income tax benefit of $94,000 was recorded in the second quarter associated with the release of the valuation allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Net sales for the quarter ended April 30, 2000 were $2,524,198, a 72.0% increase over our net sales of $1,467,033 for the quarter ended April 30, 1999. For the six months ended April 30, 2000, our net sales were $5,009,206, a 57.9% increase over our net sales of $3,171,540 for the comparable six months of fiscal 1999. These increases resulted primarily from the successful introduction of our new portable thermal imaging camera (Model TH7102) and increased demand for our blackbody calibration sources.

Our cost of sales as a percentage of net sales for the six and three month periods ended April 30, 2000 were 51% and 56%, respectively, as compared to 48% for both the six and three month periods ended April 30, 1999. These increases primarily resulted from reduced margins on thermal imaging products due to our sales of demonstration units to our sales representatives at or close to cost.

Selling, general and administrative expenses for the three and six month periods ended April 30, 2000 were $753,456 and $1,663,268, as compared to $844,647 and
$1,670,971 for the comparable periods of fiscal 1999. The comparative 11% decrease in SG&A during the three month periods was primarily due to a reduction in advertising expenditures. However, our SG&A for the six month periods ended April 30, 2000 and 1999 were approximately the same because the additional cost of new senior management which came on board in May 1999 ($150,000 for the six month period ended April 30,2000) offset such cost reductions.

Research and Development expenses for the quarter ended April 30, 2000 increased by 37.4% to $245,786 as compared to $178,890 for the quarter ended April 30, 1999. As for the six month period ended April 30, 2000, R&D expenses increased by 37.9% to $485,863 as compared to $352,309 for the same period last year. Such increases were due primarily to the addition of three new engineers through our acquisition of Texas Infrared in October 1999.

Royalty income for the three and six months ended April 30, 2000, were $48,123 and $94,237 as compared to $46,000 and 74,000 for the three and six month periods ended April 30, 1999. These increases were due to greater sales of products by third parties which incorporate technologies licensed by us over the sales of such products made by those third parties during the same periods of fiscal 1999.

Our income before the provision for income taxes for the three months and six months ended April 30, 2000 were $153,013 and $365,297 respectively. This compares quite favorably to the losses of $215,997 and $295,314 that we incurred during the three and six month periods ended April 30, 1999.

Through January 31, 2000, we recorded a full valuation allowance against deferred tax assets based upon our management's expectations regarding realization of the related benefit. As a result of the income generated during our second quarter of fiscal 2000, and management's projections regarding future periods, management concluded that there would be sufficient taxable income in the future to realize the majority of our deferred tax assets (including net operating loss carryforwards of $235,000). As such, an income tax benefit of $94,000 was recorded in the second quarter associated with the release of the valuation allowance.

Our effective tax rate for the three and six month periods ended April 30, 2000 were 34% and 14%, respectively, which reflect the benefit of the release of the valuation allowance. Our effective tax rate in fiscal 1999 and the first quarter of fiscal 2000 was 0% inasmuch as we did not record a benefit for losses generated.

Liquidity and Capital Resources

At April 30, 2000, we held $867,979 in cash and short term investments, and we had $1,772,134 in accounts receivable. The decrease in cash and short term investments resulted primarily from our investment in inventory.

Our working capital as of April 30, 2000 was $3,972,376 as compared to $3,714,400 at year end October 31, 1999. This increase primarily was a result of the increase in our accounts receivable, offset in part by the increase in our accounts payable.

In April, 2000, we increased the working capital line of credit that had been extended to us by our bank to $1,000,0000. The principal outstanding under the line is payable on demand. As of April 30, 2000, there were no amounts outstanding under the agreement.

At the same time we entered into a $1,000,000 term loan agreement with the same bank for the purpose of financing our acquisition of E Square Technology Corporation. Under the terms of that agreement, the loan must be repaid in 36 monthly installments of principal commencing June 1, 2000 and continuing through May 3, 2003. As of April 30, 2000, there were no amounts outstanding under that loan agreement.

As collateral security for our indebtedness under the working capital line of credit and our obligation under the term loan agreement, we have granted a security interest to the bank which covers virtually all of our assets. The term loan agreement also contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank.

Subsequent Event

In May 2000, we acquired the outstanding shares of E Square Technology, Inc. for $1,022,000 in cash which was adjusted post-closing to $893,182. The acquisition was accounted for as a purchase and cost will be assigned to the net assets acquired based on their estimated fair values at the date of acquisition.

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

June 14, 2000

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