Form 10QSB
period 2000-07-31
MIKRON INSTRUMENT CO INC
filed 2000-09-20
CIK 787809

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 2000

                                       OR

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

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of September 14, 2000 was 4,288,200 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

      Balance Sheet - July 31, 2000                                         3

      Statement of Operations - Three and nine months ended July 31,
      2000 and 1999                                                         4

      Statement of Cash Flows - Nine months ended July 31,
      2000 and 1999                                                         5

      Notes to Financial Statements                                         6

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations                               7

PART II - OTHER INFORMATION                                                 9

SIGNATURES                                                                 10

                         MIKRON INSTRUMENT COMPANY, INC.

                                  BALANCE SHEET

                                                                   July 31, 2000
                                                                   -------------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $  855,367
   Trade accounts receivable, less allowance for
      doubtful accounts of $91,896                                     1,474,444
   Inventories                                                         2,812,309
   Prepaid expenses and other current assets                              95,402
                                                                      ----------

TOTAL CURRENT ASSETS                                                   5,237,522
                                                                      ----------

PROPERTY AND EQUIPMENT, net                                              323,119
                                                                      ----------

OTHER ASSETS                                                             791,498
                                                                      ----------

TOTAL ASSETS                                                          $6,352,139
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                           $  819,949
   Current portion of long term debt                                     335,094
                                                                      ----------

TOTAL CURRENT LIABILITIES                                              1,155,043
                                                                      ----------

LONG TERM LIABILITIES                                                    693,774
                                                                      ----------

TOTAL LIABILITIES                                                      1,848,817
                                                                      ----------

STOCKHOLDERS' EQUITY
   Common stock, $.003 par value;
      Authorized - 15,000,000 shares; issued and
      Outstanding - 4,288,200 shares                                      12,865
   Additional paid-in capital                                          4,054,510
   Retained earnings                                                     435,947
                                                                      ----------

TOTAL STOCKHOLDERS' EQUITY                                             4,503,322
                                                                      ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $6,352,139
                                                                      ==========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                      Three Months Ended                      Nine Months Ended
                                                                            July 31,                               July 31,
                                                                 ------------------------------       ------------------------------
                                                                     2000               1999              2000              1999
                                                                 -----------        -----------       -----------       -----------
REVENUES:
   Net sales                                                     $ 2,536,857        $ 1,800,113       $ 7,546,063       $ 4,971,653
   Royalties                                                          39,297             24,993           133,534            98,993
                                                                 -----------        -----------       -----------       -----------

TOTAL REVENUES                                                     2,576,154          1,825,106         7,679,597         5,070,646
                                                                 -----------        -----------       -----------       -----------

COSTS AND EXPENSES:
   Cost of goods sold                                              1,152,533            803,052         3,766,422         2,329,736
   Selling, general and administrative                             1,021,634            839,810         2,684,902         2,510,781
   Research and development                                          309,299            144,147           795,162           496,456
                                                                 -----------        -----------       -----------       -----------

TOTAL COSTS AND EXPENSES                                           2,483,466          1,787,009         7,246,486         5,336,973
                                                                 -----------        -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                                         92,688             38,097           433,111          (266,327)
                                                                 -----------        -----------       -----------       -----------

OTHER INCOME:
    Interest income (expense)                                        (10,105)             9,295            14,769            18,405
                                                                 -----------        -----------       -----------       -----------

INCOME (LOSS) BEFORE PROVISION
   FOR TAXES (Note 3)                                                 82,583             47,392           447,880          (247,922)

PROVISION FOR INCOME TAXES                                            33,194                 --            85,312                --
                                                                 -----------        -----------       -----------       -----------

NET INCOME (LOSS)                                                $    49,389        $    47,392       $   362,568       $  (247,922)
                                                                 ===========        ===========       ===========       ===========

NET INCOME (LOSS) PER SHARE - BASIC                              $      0.01        $      0.01       $      0.08       $     (0.06)
                                                                 ===========        ===========       ===========       ===========

NET INCOME (LOSS) PER SHARE - FULLY DILUTED                      $      0.01        $      0.01       $      0.08       $     (0.06)
                                                                 ===========        ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES                                  4,288,200          4,274,830         4,287,005         3,921,152
                                                                 ===========        ===========       ===========       ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                                 July 31,
                                                                                                     -------------------------------
                                                                                                          2000               1999
                                                                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                                 $   362,568        $  (247,922)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation                                                                                           66,101             57,860
   Amortization                                                                                           31,095                 --

   Changes in assets and liabilities:
      (Increase) decrease in trade accounts receivable                                                  (360,688)           131,180
      (Increase) decrease in inventories                                                                (391,271)           159,362
      (Increase) decrease in prepaid and other current assets                                            (14,693)            56,852
      (Increase) decrease in other assets                                                               (106,944)           (63,982)
      (Decrease) in accounts payable and accrued liabilities                                            (103,767)          (100,103)

NET CASH USED IN OPERATING ACTIVITIES                                                                   (517,599)            (6,753)
                                                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                                    (37,254)           (10,686)
   Net assets acquired                                                                                  (844,873)                --
                                                                                                     -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                                                                   (882,127)           (10,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligation                                                                    (4,765)           (10,835)
   Principal payment (fleet loan)                                                                        (55,554)                --
   Proceeds from issuance of capital stock                                                                 3,124            750,000
   Proceeds from loans                                                                                 1,082,662                 --
   Sale of stock pursuant to exercise of stock options                                                        --            150,239
                                                                                                     -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              1,025,467            889,404
                                                                                                     -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (374,259)           871,965

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                        1,229,626            415,400
                                                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                            $   855,367        $ 1,287,365
                                                                                                     ===========        ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2000

                                   (Unaudited)

1. BASIS OF PRESENTATION

Our unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with our October 31, 1999 Annual Report on Form 10-KSB.

Our unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of our management, necessary to present a fair statement of financial position as of July 31, 2000 and the results of operations and cash flows for the period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

In February 1997, the Financial Standards Accounting Board issued Statement on Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128) which became effective for both interim and annual financial statements for the periods ending December 15, 1997. FAS No. 128 requires a presentation of "basic" and where applicable "diluted" earnings per share. Generally, basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period and the diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result.

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

Results of Operations

Net sales for the quarter ended July 31, 2000 were $2,536,857 a 40.9% increase over our net sales of $1,800,113 for the quarter ended July 31, 1999. For the nine months ended July 31, 2000 our net sales were $7,546,063 a 51.8% increase over our net sales of $4,971,653 for the comparable nine months of fiscal 1999. The increases can be attributed to the successful introduction of two new thermal imaging products, the fixed high temperature process control camera (Model 9100) and the portable hand held camera (model 7102). In addition, the acquisition of E Square Technology in May 2000 contributed $279,000 in net sales for the three and nine month periods ended July 31, 2000.

Our cost of sales as a percentage of net sales for the three and nine month periods ended July 31, 2000 were 44.7% and 49.0% respectively, as compared to 44.0% and 45.9% for the three and nine month periods ended July 31, 1999. The lower margins that we reported during the nine months ended July 31, 2000 reflected the sales transactions of our thermal imaging demonstration units that we effected at cost with our sales representatives during that period.

Selling, general and administration expenses increased 21.6% and 6.9%, respectively, to $1,021,634 and $2,684,902 for the three and nine month periods ended July 31, 2000, as compared to $839,810 and $2,510,781 for the comparable periods in fiscal 1999. These increases are a direct result of the E Square Technology acquisition completed in May 2000.

Research and Development expenses for the quarter ended July 31, 2000 increased by 114.6% to $309,299 as compared to $144,147 for the quarter ended July 31, 1999. The increase was the result of writing off $80,000 of previously capitalized R&D expenditures as current period expense. The $80,000 adjustment was necessitated based on management's conclusion that the project may not be cost effective to pursue at this time. As for the nine month period ended July 31, 2000, Research and Development expenses increased by 60% to $795,162 as compared to $496,456 for the same period last year. We continue to invest approximately ten percent of net sales into Research and Development striving to introduce new products into the market.

Royalty income for the three and nine months ended July 31, 2000, were $39,297 and $133,534 as compared to $24,993 and $98,993 for the three and nine month periods ended July 31, 1999.

These increases were due to greater sales of products by third parties which incorporate technologies licensed by us.

Our income (loss) before the provision for income taxes for the three months and nine months ended July 31, 2000 was $82,583 and $447,880 respectively. This compares quite favorably to $47,392 and a loss of $(247,922) for the comparable periods in fiscal 1999. This increase is a direct result of the 50% increase in net sales.

Our effective tax rate for the three and nine month periods ended July 31, 2000 were 40% and 19%, respectively, which reflect the benefit of the release of the $94,000 valuation allowance that we recorded in our second fiscal quarter. Our effective tax rate for the comparable periods of fiscal 1999 was 0% since no income tax benefit was recorded on losses.

Liquidity and Capital Resources

At July 31, 2000, we held $855,367 in cash and short term investments, and we had $1,474,444 in accounts receivable. The decrease in cash and short term investments resulted primarily from our investment in working capital to support the continued growth of the Company.

Our working capital as of July 31, 2000 was $4,082,479 as compared to $3,714,400 at year end October 31, 1999. This increase was primarily a result of the increase in our accounts receivable due to increased sales volume and the addition of E Square Technology. The increases were partially offset by the increase in short term portion of long term debt.

On May 4, 2000 we entered into a $1,000,000 term loan agreement with Fleet Bank for the purpose of financing our acquisition of E Square Technology Corporation. Under the terms of that agreement, the loan must be repaid in 36 monthly installments of principal commencing June 1, 2000 and continuing through May 3, 2003.

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

On May 4, 2000, we acquired the outstanding shares of E Square Technology, Inc. for $1,022,000 in cash which was adjusted post-closing to $844,873. The acquisition was accounted for as a purchase and cost was assigned to the net assets acquired based on their estimated fair values at the date of acquisition.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

      The Company held its annual meeting of shareholders on July 24, 2000. As of the June 19, 2000 record date of the meeting, there were a total of 4,288,200 shares of the Company's common stock outstanding and entitled to be voted at the annual meeting. There were 3,997,003 shares (93.3%) present in person or by proxy at the meeting.

The following directors were elected at the meeting:

                                          Number of Shares
                                       ------------------------
                                                     Against or
            Director                       For        Abstained
            -------------------------  -----------   -----------

            Gerald D. Posner            3,835,953      161,000
            Dennis Stoneman             3,835,953      161,000
            Keikhosrow Irani            3,835,953      161,000
            William J. Eckenrode        3,835,953      161,000
            Henry M. Rowan              3,835,953      161,000
            Lawrence C. Karlson         3,835,953      161,000

Also at the Meeting, the shareholders ratified the selection of Arthur Andersen L.L.P. as the Company's independent accountants for the fiscal year ending October 31, 2000 by a vote of 3,837,343 shares (89.5%) in favor.

Item 6  Exhibits and Reports on Form 8-K

      a.    Exhibits

            The following exhibit is filed as part of this report:

Exhibit 27  Financial Data Schedule

      b.  Reports on Form 8-K

            The Registrant filed a Report on Form 8-K dated May 3, 2000 with regard to its acquisition of E Square Technology, Inc.

            The Registrant filed a Report on Form 8-K dated May 24, 2000 with regard to the change of its accountants

            The Registrant filed an amendment dated July 18, 2000 to its Report on Form 8-K dated May 3, 2000 with regard to its acquisition of E Square Technology, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 20, 2000

                                    MIKRON INSTRUMENT COMPANY, INC.


                                   By:         /s/ Michael Brady
                                      ---------------------------------------
                                      Michael Brady, Chief Financial Officer (as
                                      Registrant's duly authorized officer)