Form 10KSB40
period 2000-10-31
MIKRON INSTRUMENT CO INC
filed 2001-02-13
CIK 787809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB
                          ANNUAL OR TRANSITIONAL REPORT
                                   (Mark One)
               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
                                       OR
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for the most recent fiscal year were $10,382,819.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 9, 2001, based upon the average bid and asked prices of such stock on that date was $4,372,824. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

The number of shares of the registrant's common stock outstanding as of February 9, 2001 was 4,288,200

Transitional Small Business Disclosure Format Yes |_| No |X|

                                     PART I

ITEM 1. BUSINESS.

GENERAL

We are a New Jersey corporation which was organized in 1969. We develop, manufacture, market and service equipment and instruments for non-contact temperature measurement. Our products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. Our product offerings include

      o hand-held infrared thermometers which are predominantly used in industrial quality control and maintenance applications;

      o "fixed" infrared thermometers which are incorporated as integral components of production equipment used by laboratories and original equipment manufacturers, both domestic and foreign;

      o high resolution thermal imaging products which we market under the name of Mikronscan(R);

      o     "black body" calibration sources; and

      o a variety of accessories and optional equipment for our infrared temperature measurement products.

PRODUCT DESIGN

Although we have developed a line of infrared thermometry products for many scientific and industrial applications, all such products operate in essentially the same way. All physical objects emit infrared radiation. The amount of such radiation is a function of the surface temperature of each such object. Our infrared thermometry products detect and measure such radiation, convert it into an electrical signal and translate the signal into a temperature reading of the target surface of the object, all without contact with the object. The basic components of our infrared thermometers consist of

      o lenses and mirrors or a fiber optic assembly for focusing on the object,

      o an infrared detector head which converts the infrared radiation emitted from the surface of the focused object into an electrical signal,

      o     electrical circuitry, a meter or output indicator, and

      o     the housings for these components.

We sell two basic kinds of infrared thermometers: "portable" units and "fixed" units. Our product sales are a mix of portable and fixed infrared thermometers and our "black body" calibration sources. The different models in our product line have each been designed with different focusing methods, detectors, electrical circuitry, indicators and housings so as to optimize performance under different applications, sets of conditions or temperature ranges.

The portable units are battery-powered with digital meters and are hand-held for temperature measurement of target surfaces typically in a laboratory or industrial facility. The price range of those products is between $495 and $5,000.

The fixed units are externally powered, have electrical outputs instead of meters and are permanently incorporated as an integral component of a machine or on a production line. The price range of our fixed units is between $1,000 and $7,000.

CURRENT PRODUCT OFFERINGS

We have introduced a number of new products in the past few years, and we continue to expand existing product lines, that our management believes will contribute to sales.

In May 2000, we acquired E Square Technologies ("E^(2)T") a Ventura, California based manufacture of single point infrared temperature measurement instruments utilized in the chemical, petrochemical, and petroleum industries. E^(2)T's manufacturing operations were assimilated at our facility in Oakland, New Jersey. E^(2)T's sales and service facility has remained in Ventura, California.

In October 1999, we acquired the assets of Texas Infrared, Inc., a Hancock, Michigan based manufacturer of a fixed mounted, uncooled focal plane array thermal imaging camera and a sophisticated software package that enables users to acquire and analyze images and generate reports. The Texas Infrared camera was incorporated into our product line and is sold under the "MikroScan" brand name. The software has been adapted to interface with all of our imaging cameras and is sold under the "MiKroSpec" brand name. Typical applications for imaging products are in predictive-preventive maintenance, process monitoring, and non-destructive testing.

In January 1998, we commenced distribution of the Mikron TH5104 IR-Man(R) Portable Thermal Imager which is manufactured by NEC San-ei Instrument Ltd. ("NEC"). This high resolution, high sensitivity product was designed for plant and equipment preventative and predictive maintenance and condition monitoring applications. Typical applications include monitoring electrical panels, components, transformers and motors as well as energy auditing of buildings and HVAC equipment.

In January 1998, we introduced a multi-channel fiber optic infrared thermometer called the Mikron M680 Infraducer(R). This product features exceptionally broad temperature spans and selected spectral responses and was designed for applications requiring accurate temperature measurement at multiple locations such as monitoring rapid thermal processing in the semiconductor manufacturing process. Other applications include crystal growing, heat treatment and fabrication of metals, vacuum metal melting and automatic induction heating.

In September 1996, we introduced the Mikron Model M385, an ultra-precision, low temperature black body calibration standard. This calibration source is designed for applications in metrology laboratories as well as medical, life sciences and environmental science disciplines.

In October 1995, we introduced the Mikron Model M68L, a new product line of fiber optic infrared sensors. This unit offers two high temperature spectral response ranges and offers dual temperature ranges in each unit. They are excellent for applications in the glass industry, induction heating and in hazardous environments. Pricing starts at approximately $1,990.

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

In 1994, we introduced the Mikron M100 IR-Man, a hand-held series of non-contact infrared thermometers with precision laser sighting. The principal application of this product is in preventative maintenance.

The Mikron M380 Series of freezing point black body calibration sources was introduced in 1993. It is used for setting and verifying the accuracy of calibration of infrared equipment to national standards.

The Model M190-TS was introduced in 1995 as a transfer standard for calibration laboratories. It allows laboratories and national standards laboratories to accurately transfer the calibration of one black body source to another. It has been sold to national standards laboratories around the world.

We design, assemble and/or market accessories and optional equipment for our infrared thermometers, such as our Infracouple infrared temperature sensors, lenses, fiber optic assemblies, calibration equipment, mounts, protective jackets and cases, batteries, chargers and camera adapters.

We also service our products during and after the expiration of the applicable warranty period, which is from one to two years, depending on the model. These services also include re-calibration of instruments and black body sources that are traceable to NIST.

PRINCIPAL MARKETS, MARKETING AND CUSTOMERS

Our infrared thermometry products and accessories are used industrially

      o in manufacturing processes to measure the process temperature of metals, wood, plastics, paper, textiles, rubber, glass, ceramics, food and chemicals;

      o for condition monitoring and preventative and predictable maintenance purposes to check temperatures of kiln walls, heat exchangers, boilers, engines, compressors, transmissions, bearings, gears, pumps, steam lines and traps, transformers, electrical switch gear and heat loss prevention; and

      o for quality control to test the temperature and integrity of electronic equipment, electrical components and circuitry, insulation, and cooling and heating systems.

We also try to expand the sales of our products into a variety of non-industrial industries including, among others, scientific research laboratories.

Our products are sold through a network of approximately 85 independent sales representatives and distributors worldwide. The sales activities of such sales representatives and distributors are coordinated by five of our employees who are also directly responsible for the balance of the our sales. We promote our products through printed advertisements in selected industrial and trade journals. We also promote our products by participating in national and international trade shows.

During each of the fiscal years ended October 31, 2000 and 1999, we had approximately 1,000 customers, none of which accounted for more than 10% of our sales. We estimate that we currently have an active customer base of 3,000 customers. The loss of any single customer would not have a materially adverse effect on our business or financial condition.

In fiscal 2000, approximately 22% of our sales were made to customers outside of the United States, as compared to approximately 20% in fiscal 1999. Inasmuch as a significant portion of our international business is conducted through known accounts in U.S. dollars, and the balance is sold on letter of credit terms, there is little credit or currency risk associated with this business. International exchange rates have made exports from the United States more viable than in the past, and we intend to continue to take advantage of this situation. However, no assurance can be given that those advantageous rates will remain in place or that we will be successful in this regard.

COMPETITION

Infrared thermometry equipment and instruments similar to our products are currently available from other manufacturers, some of whom are larger and have greater financial and technological resources than we do.

We believe that our sales constitute a small percentage of the worldwide market for infrared thermometry products. The primary competitive factors applicable to infrared thermometry products are accuracy, sensitivity, response time, quality control and the availability of products that optimize performance in specific applications, conditions and temperature ranges. Although we believe our products compete favorably on the basis of those factors, we can not assure our investors that we can maintain our competitive position against current and potential competitors.

In the past several years there have been a number of new products and competitors entering the low price hand held infrared thermometer market. We believe that this trend will continue as this market grows and that higher capabilities at stable or reduced pricing will be critical for process or fixed infrared systems in the next few years. Consequently, strategic marketing and focus will be critical for growth within these product lines.

INVENTORY, SUPPLIES AND MANUFACTURING

We subcontract the manufacture of almost all of the components that go into our products. Our manufacturing operations primarily involve the assembly, testing, quality control, calibration and packaging of materials and components, which are generally available in the marketplace from numerous suppliers and sources. Since the components are readily available from other suppliers and since there are several electronic assembly firms available, a change in suppliers would not have a material effect on our operations. Materials and components necessary for our manufacturing activities have always been available in the past and we do not anticipate any future shortages or unavailability in the supply of those materials and components.

We attempt to maintain a sufficient inventory of materials and components so as to be able to fill orders for our products within six weeks after receipt of an order. Our inventory stock is closely monitored by computer, which enables us to be consistent in our order response time and to maintain our inventory at desired levels.

QUALITY ASSURANCE

In May 1996, we secured ISO 9001 certification of our Quality Assurance systems. This international customer driven certification, encompasses all operating aspects of our business including sales and marketing, design and engineering, manufacturing, testing and calibration. ISO 9001 certification provides our quality systems and operating systems with a level of recognition from most domestic and international customers.

Our principal products have also been tested and certified to meet or exceed CE sensitivity and emissions standards for electro-magnetic interference.

RESEARCH AND DEVELOPMENT

We conduct product development activities to increase the size of our available market through broader product offerings and to reduce the cost of our products. We believe this results in more competitive pricing and better operating margins. For the past two years, our research and development activities have been primarily devoted to the development of new infrared thermometry products, as well as the adaptation and enhancement of existing products for new applications.

We believe that our ability to maintain a technological edge in infrared technology and to achieve early market entry with new infrared thermometry products are critical factors to our business. Accordingly, we have been increasing our research and development budget in recent years. Most of the new products that we have introduced over the last several years were a direct outgrowth of our research and development program. See "Current Product Offerings."

INTELLECTUAL PROPERTY

We own two patents covering technology related to our infrared thermometry products. We derive royalty payments from one of those patents. Neither of these patents is material to our overall business. Furthermore, we can not give our investors any assurance that

      o our patents will provide an adequate measure of protection against a competitive technology which does not employ the technology protected by our patents or

      o either of our patents would withstand review and be held valid by a court of competent jurisdiction.

We have not applied for any other patents covering any of our products or manufacturing processes. We can not give any assurance to our investors that any other products that we may develop will be patentable.

The protection of proprietary technology and information which we have developed or may in the future develop will be limited primarily to the protections available under applicable trade secret or copyright laws, or under any confidentiality agreements which we may enter into. We have registered or applied for registration of various trademarks and trade names for certain of our products. We believe that those trademarks and tradenames are valid, enforceable and do not infringe anyone else's trade names and trademarks. However, we can not give any of our investors any assurances any of those regards.

We have entered into confidentiality agreements with our key personnel and with various third parties. We can not assure our investors that the scope of any protection we have been able to secure through those agreements will be adequate to protect our proprietary information, or that we will have the financial resources to engage in litigation against parties who may infringe our proprietary technology or copyrights. We also can not provide our investors with any degree of assurance that others regarding the possible independent development by others of technology similar to ours. We do believe, however, our business or future prospects will not be adversely impacted by reason of the fact that we have only been able to secure limited protections for our intellectual property. We also believe that our products do not infringe the proprietary rights of third parties. However, we can not give any assurance to our investors that third parties will not assert infringement claims in the future.

Mikron(R), IR-Man(R), Pyrovision(R), Infraducer(R) and Infracouple(R) are trademarks which we have registered with the United States Patent and Trademark Office.

EMPLOYEES

As of October 31, 2000, our staff was comprised of 61 persons, 59 of whom were full time and two of whom were part time. Of the total number of employees, 14 are engaged in design engineering and research and development, 23 in manufacturing and production, eight in marketing and sales, eight in administration and finance, five in general office and three are executives. None of our employees is represented by a union. We have not experienced any strikes or work stoppages and, our management is of the opinion that we have good working relations with our employees.

CERTAIN CONTRACTUAL ARRANGEMENTS

We have a variety of agreements with Chori Co., Ltd. ("Chori") and an affiliate of Chori, Chori of America, Inc. ("Chori-America"). Those agreements includes the transfer of certain technology, the cross-licensing of each other's technology, the marketing of each other's products, and the collection of proceeds from our foreign sales. See "Certain Relationships and Related Transactions."

In March 1998, we entered into a sales representation agreement with Anritsu Meter Co., Ltd. ("Anritsu"). Pursuant to the agreement, we were granted the exclusive right, except as to Anritsu, to promote and sell Anritsu products in North America. The agreement has a five-year term with a one-year notice period for termination thereafter. Anritsu manufactures a full line of lower cost contact temperature probes, indicators and calibrators.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this Form 10-KSB are forward-looking in nature, including but not limited to our business strategy, marketing assumptions, product development, plans concerning the commercialization of products, certain financial information and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results are subject to the future occurrence of certain events and scientific results, some or all of which are not predictable or within our control. Therefore, actual results may differ materially from those anticipated in any forward-looking statements.

ITEM 2. PROPERTIES.

We maintain our corporate and administrative facilities at 16 Thornton Road, Oakland New Jersey. The building has approximately 26,397 square feet and is also used for our production and warehouse facilities. The lease, which expires on December 31, 2005, requires us to pay real estate taxes, insurance, maintenance and other operating costs. The lease provides for rent at a fixed annual amount of approximately $240,000 payable in equal monthly installments. We have an option to renew the lease for an additional five-year period with the rent to be paid during the option period to be the fair market rental value of the property as determined by an independent M.A.I. appraiser. We also maintain a sales office in Hancock, Michigan and in Ventura, California with annual lease payments for both locations totaling $56,664.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party, and are property is not subject to any pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MATTERS.

Our common stock is traded on the Nasdaq SmallCap Market under the symbol "MIKR." The following table sets forth the range of high and low closing bid prices for our common stock as reported by the SmallCap Market for the last two fiscal years and through February 9, 2001 of the first quarter of fiscal 2001. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions:

Fiscal Years                                              Bid Price
------------                                              ---------

                                                     Low              High
                                                     ---              ----
2001:

First Quarter through
February 9, 2001                                    $1.16            $2.19

2000:

First Quarter                                       $.958            $1.41
Second Quarter                                      $1.48            $3.07
Third Quarter                                       $1.80            $2.65
Fourth Quarter                                      $1.82            $2.69

1999:

First Quarter                                       $1.03            $1.63
Second Quarter                                      $0.843           $1.25
Third Quarter                                       $0.875           $1.43
Fourth Quarter                                      $1.06            $1.12

On February 9, 2001, the closing bid and asked price quotations for our common stock were $1.50 and $1.75, respectively. We believe that our common stock is held of record by approximately 108 persons, including several brokerage firms holding shares in street name for more than 400 beneficial owners.

DIVIDEND POLICY

We have never paid or declared any cash or other dividends on our common stock. We have no current plans to pay common stock dividends. We intend to retain earnings, if any, for working capital purposes. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements financial condition and other relevant factors which be in effect at that time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Report. See also "Business."

RESULTS OF OPERATIONS

Restatement of Fiscal 1999 Financial Statements

In connection with the completion of the audit of our financial statements for our fiscal year ended October 31, 2000, we identified an adjustment related to the accounting for certain warrants issued to non-employees in fiscal 1999 (see note 11 to our audited financial statements). Therefore, we recorded an adjustment for non-cash compensation expense of $47,190, which is included in selling, general, and administrative expenses in the statement of operations for our year ended October 31, 1999. The compensation cost associated with the warrants is included in selling, general and administrative expenses and has been reflected in our financial statements. A complete discussion of the effects of this adjustment upon our fiscal 1999 financial statements is contained in
Note 2 to our audited financial statements.

Year Ended October 31, 2000 Compared To Year Ended October 31, 1999

Net sales for the fiscal year ended October 31, 2000 were $10,210,808 as compared to sales of $6,969,057 for the fiscal year ended October 31, 1999. The 46.5% increase in sales was primarily due to three factors, and was achieved primarily through an increase in sales volume rather than a change in pricing. First, a renewed focus on the thermal imaging markets. Thermal imaging sales were approximately $3,000,000 or 29.4% of total fiscal 2000 sales, compared to approximately $1,200,000 or 17.5% of total sales in fiscal 1999. Second, our acquisition of E^(2)T in May 2000 contributed approximately $600,000 in net sales. Third, we entered into two new OEM agreements which accounted for about $400,000 of new business.

The increase in sales is due to a confluence of various strategies incorporated by the new management team. The initial step was to secure experienced management to lead the company become a truly customer focused, quality oriented organization. We purchased two companies that not only augmented sales for fiscal year 2000 but also were strategic fits. We also attracted new manufacturer's representatives to complement our existing representatives. Thirdly, senior management has continued to fund engineering at a 10% of net sales level in an effort to maintain a competitive edge in new product introductions. The cost of goods sold, as a percentage of net sales for fiscal year 2000 was 49.3% as compared to 49.7% for fiscal 1999.

Selling, general and administrative expenses consist primarily of expenses associated with the marketing and sale of our products, along with accounting and administrative expenses. During the fiscal year ended October 31, 2000, selling, general and administrative expenses were $4,016,587 as compared to $3,352,294 in fiscal 1999. The increase in selling, general and administrative expenses consisted primarily of a $70,000 increase in sales travel expenses, an $80,000 increase in sales commissions, a $205,000 increase in salaries and a $110,500 charge to compensation associated with performance based options that we granted during fiscal 2000. During the second half of fiscal 2000, we relocated E^(2)T's manufacturing operations to our Oakland, New Jersey facility in an effort to decrease operating expenses. The remaining personnel and costs associated with E^(2)T's operations are included in selling expenses.

Research and development expenses consist primarily of the salaries of our research and development personnel, other expenses associated with new product development and enhancements to existing product lines. In the fiscal year ended October 31, 2000, research and development expenses were $1,050,380 as compared to $707,190 for the fiscal year ended October 31, 1999. We continue to invest 10% of net sales to fund our research and development efforts. The increase in research and development expenses is derived from an increase in salaries of $196,000 and new product development costs of $115,000. We expect our aggressive research and development investment to provide innovative products in single point temperature measurement and the thermal imaging. The acquisition of Texas Infrared in fiscal year 1999 provided us with three new research and development employees engaged in software applications used in conjunction with our instruments. Our acquisition of E^(2)T also brought to us research and development projects that we completed through the use of an outside consultant.

Royalty income for the fiscal year ended October 31, 2000 was $172,010 compared to $121,574 for the year ended October 31, 1999. The increase was due to greater sales by third parties of products which incorporate our licensed technologies.

Interest expense of $36,134 was incurred in fiscal 2000 under the new credit facility that we obtained on May 4, 2000. Our borrowings under that facility were primarily used to fund acquisitions. No interest expense was paid in fiscal 1999.

Interest income increased to $35,307 in fiscal 2000 compared to $25,914 in fiscal 1999.

Our income from operations in fiscal 2000 was $283,032 compared to a loss of $429,489 for the prior year. This increase is a direct result of increased sales. As our sales grew in fiscal year 2000, many of our fixed and semi-fixed costs were absorbed over a larger base, and we worked hard to reduce variable costs to turn a prior year loss into a current year profit.

Our effective income tax rate in fiscal 2000 was 11.2%. This rate includes the benefit of net operating loss carry forwards which we expect utilize in determining our income tax liability for fiscal 2000. No tax benefit was recorded in the in our fiscal 1999 financial statements for our net loss in that year. Our fiscal 2000 effective tax rate also includes the benefit of the utilization of a research and development tax credits carry forward, and the impact of certain non-deductible expenses.

Our net income per share was $0.05 compared to last year's loss of $0.10 per share. This change was due primarily to our increased sales.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2000, we held cash, cash equivalents and short-term investments of $779,140 as compared to $1,229,626 at October 31, 1999. The decrease in cash and short-term investments resulted primarily from our investment in working capital to support our continued growth. We had accounts receivable of $1,576,242 at October 31, 2000, compared to $960,527 at October 31, 1999. In addition, our inventory increased to $3,313,132 as of October 31, 2000 from $2,200,733. The increase in receivables and inventory was due primarily due to our increase in sales. Our purchase of E^(2)T for $845,000 was financed with a portion of the proceeds of a $1,000,000 three year bank loan. The balance of the loan was $861,111 as of October 31, 2000.

As of October 31, 2000, our working capital was $3,949,530. Our management believes that we have adequate resources to meet expected needs and to fund anticipated research and development efforts for the next twelve months. In the event additional capital is required in excess of cash generated by operations, we have in place a $1,000,000 line of credit with our bank which is available through February 28, 2001. We are currently negotiating with our bank to extend that line of credit. Although we are unaware of any reason why our bank would refuse to extend the term of our line of credit, we can not give our investors any assurances that it will do so. We also have a term loan with the same bank which bears interest at a rate of LIBOR plus 1.75% and is payable in monthly installments through May 3, 2003. The balance outstanding on the loan at October 31, 2000 was $861,111. We are also party to an interest rate swap agreement with a notional amount of $861,111 at October 31, 2000, which effectively has fixed the interest rate on our term loan at 8.85%.

ITEM 7. FINANCIAL STATEMENTS

Our balance sheets at October 31, 2000 and 1999 and the related statements of operations, shareholders' equity and statement of cash flows for each of the fiscal years ended October 31, 2000 and 1999 and the reports of the independent certified public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section starting at Page F-1 following Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting of our Board of Directors held on May 26, 2000, our Board approved the engagement of Arthur Andersen LLP, with effect from May 19, 2000, as our independent auditors for the fiscal year ending October 31, 2000 to replace the firm of Feldman Sherb Horowitz & Co., who were dismissed as our auditors effective May 26, 2000.

The reports issued by Feldman Sherb Horowitz & Co. with respect to its audits of our financial statements for the fiscal years ended October 31, 1998 and 1999 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During our fiscal years ended October 31, 1998 and 1999, the three month interim periods which ended on January 31, 2000 and April 30, 2000, and the interim period which commenced on May 1, 2000 and which ended on the date of dismissal of Feldman Sherb Horowitz & Co., there were no disagreements with Feldman Sherb Horowitz & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Feldman Sherb Horowitz & Co. would have caused Feldman Sherb Horowitz & Co. to make reference thereto in any report issued or to be issued by it in connection with its audit of our financial statements.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

      Name                      Age       Position
      ----                      ---       --------

Gerald D. Posner                52        President and Chief Executive Officer

Dennis Stoneman                 67        Vice President

Keikhosrow Irani                64        Chief Technical Officer

Paul Kohmescher                 49        Chief Financial Officer

William J. Eckenrode            64        Director

Henry M. Rowan                  76        Director

Lawrence C. Karlson             57        Chairman of the Board

Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

Mr. Posner is the former President and a major shareholder of Electronic Measurements, Inc., a New Jersey based manufacturer of power supplies. Under Mr. Posner's leadership, a successful LBO creating significant investor appreciation was completed in 1998, resulting in the sale of Electronic Measurements, Inc to Siebe, plc. Prior to his involvement at Electronic Measurements, Mr. Posner was President of Eurotherm plc's temperature instrumentation subsidiary in the U.S. Mr. Posner holds a B.S.E.E. degree from Cooper Union and a Master degree in Business Administration from Clark University.

Mr. Stoneman has spent the past 14 years working in various capacities for several U.S. and overseas subsidiaries of Eurotherm plc. Since 1996, Mr. Stoneman has served as Eurotherm's Director of Business Development, primarily concerning with the acquisition of companies in the field of instrumentation, controls, solid state relays, AC and DC variable speed motor controls. Between 1993 and 1996, Mr. Stoneman was President of Eurotherm Instrumentation and Controls world-wide where he was in charge of five manufacturing, three research and development, and seven sales operations generating $125 million annually.

Mr. Irani is one of the Company's founders and has served as one of its directors since the Company was organized in 1969. On August 31, 1995 he became President and Chief Executive Officer. On May 17, 1999 he relinquished his position as President, and became Chief Technical Officer. Mr. Irani holds the degree of Master of Science in Electrical Engineering from the University of Missouri.

Mr. Kohmescher joined us as our Chief Financial Officer in January 2001. During the past two years, he served as Controller of Area Lighting Research, Inc., a subsidiary of Tyco International. During 1997 - 1999, Mr. Kohmescher served as Controller, Corporate Secretary and, in 1999, Chief Financial Officer, of Computer Power, Inc., a manufacturer of energy efficient lighting, emergency lighting and power protection systems. Between 1992 and 1997, he was the Executive Director of the national Kitchen and Bath Association, and international trade association which has over 6,500 members. Mr. Kohmescher holds a B.S. Business degree with an Accounting Major from Indiana University, and an M.B.A. degree from DeSales University.

Mr. Eckenrode recently retired as Vice President of Finance and Administration of Berwind Group, a position he held from 1982 - 1998. Berwind Group is a privately owned investment management company with revenues in excess of one billion dollars. It operates businesses in the industrial, pharmaceutical and real estate sectors. Prior to joining Berwind, Mr. Eckenrode held various management positions with Allis Chalmers Manufacturing Company, US Steel Corp, United Aircraft Corp, and ITE Imperial Corp. Mr. Eckenrode holds a Bachelor of Science degree in Economics from Villanova University.

Mr. Rowan founded (1954) and is currently the President of Inductotherm Industries, located in Rancocas, New Jersey. Inductotherm is a leader in the design and manufacture of equipment for induction melting, heat treating and welding and is comprised of 100 companies pursuing 50 different technologies with customers in 83 countries. Inductotherm employs over 5,300 employees and has sales in excess of $750 million in 1999. Mr. Rowan holds a Bachelor of Science in Electrical Engineering degree from the Massachusetts Institute of Technology.

Mr. Karlson, since his retirement in 1993 as Chairman and a director of Spectra-Physics AB, provided consulting services to a variety of businesses and has acted as a private investor in both seasoned and development stage companies. In 1983 Mr. Karlson formed Nobel Electronics, an autonomous business unit of AB Bofors, which manufactured instrumentation for the polymer processing and weighing and force measurement and position control industries. Nobel Electronics merged with Pharos AB, a company traded on the Stockholm Stock Exchange, of which Mr. Karlson became President and Chief Executive Officer. As a result of certain consolidation transactions, Mr. Karlson became Chairman and a director of Spectra AB in 1990, whose business focused on niche oriented, high technology companies specializing in lasers, opto-electronic instruments and microwave transmission. Aggregate sales for the Spectra-Physics AB group of companies exceeded $685 million in 1990. Prior to forming Nobel Electronics, Mr. Karlson held various positions with Fisher & Porter Company commencing in 1965 and was appointed President in 1981. Mr. Karlson received a Master degree in Business Administration from the Wharton School at the University of Pennsylvania.

Each of our directors was elected on July 24, 2000 to serve until the annual meeting to be held during fiscal 2001, or until their respective successors shall have been duly elected or appointed.

Our Certificate of Incorporation contains provisions indemnifying our officers, directors, employees and agents against certain liabilities.

ITEM 10 - EXECUTIVE COMPENSATION.

Between August 1998 and May 16, 1999, Steven N. Bronson served as our Chief Executive Officer. However, he did not receive any compensation from us for serving in that capacity. Commencing on May 17, 1999, Gerald D. Posner began serving as our President and Chief Executive Officer. The following table sets forth certain information regarding the compensation we paid during each of our last three fiscal years to our Chief Executive Officer and to each of our other executive officers who received salary and bonus payments in excess of $100,000 during those years (collectively, the "Named Executives"). We did not pay any compensation that would qualify as payouts pursuant to long-term incentive plans ("LTIP Payouts"), or "All Other Compensation" and we did not issue any SARs during that period of time.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                           Annual Compensatio               Awards
                                                     ----------------------------  ------------------------

                                                                                   Restricted   Securities
Name and Principal                                                Other Annual       Stock      Underlying
    Position                    Year    Salary ($)   Bonus ($)   Compensation ($)   Awards ($)  Options (#)
    --------                    ----    ----------   ---------   ----------------   ----------  -----------
Gerald D. Posner, CEO           2000     $200,000                                                   --(1)
Gerald D. Posner, CEO           1999(2)  $ 84,615                                                   --(1)
Keikhosrow Irani, CTO           2000     $139,167                   11,000(3)
Keikhosrow Irani, CTO           1999     $134,167                   11,000(3)
Keikhosrow Irani, Pres.         1998     $130,000                   11,000(3)
Dennis Stoneman, VP             2000     $103,846                    6,000(4)                       --(1)

----------
(1) Does not include 171,428 shares of common stock issuable pursuant to options which contain vesting conditions and performance targets which have not yet been satisfied. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

(2)   May 17, 1999 - October 31, 1999.

(3) Mr. Irani has Company paid life insurance and incidental personal use of a Company-leased automobile. See, "Certain Relationships and Related Transactions."

(4)   Mr. Stoneman receives a car allowance of $500.00 per month.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not grant any options or SARs to any of the Named Executive Officers during the fiscal year ended October 31, 2000.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

None of the Named Executive Officers exercised any options during the fiscal year ended October 31, 2000.

COMPENSATION OF DIRECTORS

We have not paid and do not presently propose to pay cash compensation to any director for acting in such capacity, except for reimbursement for reasonable expenses in attending our Board and Board Committee meetings. During the fiscal year ended October 31, 2000, we did issue options under our Plan to each of our non-employee directors. Each option is exercisable for a period of five years at an exercise price of $2.3175. Mr. Karlson's option entitles him to purchase 35,000 shares, and the options granted to Messrs. Rowan and Eckenrode entitles each of them to purchase 25,000 shares.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

In December 1996, Keikhosrow Irani, who was then our President, entered into a five-year employment agreement with us. Pursuant to this agreement, Mr. Irani received base compensation of $130,000 in 1998 and $135,000 in 1999. That agreement also provides that he will receive base salaries of $140,000 in 2000 and $150,000 in 2001. Mr. Irani has exercised a two-year renewal option contained in that agreement. He is entitled to receive a base salary of $150,000 during each of those two-year periods. The agreement also provides Mr. Irani with use of an automobile and for disability income equal to his base salary for up to six months of disability. In the event of disability lasting beyond six months or in the event of death of Mr. Irani, the agreement requires a payment of 50% of the total amount of his last three years' salary over a term of three years. The agreement also obligates us to provide disability and life insurance to Mr. Irani.

In May 1999, Gerald D. Posner and Dennis Stoneman, our President and a Vice President, respectively, entered into four year employment agreements with us which provide for the payment of annual salaries of $200,000 and $100,000, respectively, subject to such merit increases, in each case, as our Board, or the Board's Compensation Committee, shall determine to grant. In accordance with those agreements, each of Messrs. Posner and Stoneman was granted options under the Plan to purchase 171,428 shares of common stock at an exercise price of $1.00 per share.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Those persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all of our executive officers and directors complied with those filing requirements.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information concerning the common stock ownership as of January 19, 1999 by (i) each person who we know owns beneficially 5% or more of our outstanding common stock, (ii) each director, and (iii) all of our directors and officers as a group:

                                           Amount and Nature     Percentage of
Name and Address of                          of Beneficial        Outstanding
Beneficial Owner (1)                         Ownership (1)      Shares Owned (2)
--------------------                         -------------      ----------------

Steven N. Bronson (3)                          688,917(4)            16.1%

Gerald D. Posner                               333,333(5)             7.8%

Dennis Stoneman                                166,667(5)             3.9%

Keikhosrow Irani                               625,984               14.6%

William J. Eckenrode (6)                        40,000(7)              --

Henry M. Rowan (8)                              25,000(7)              --

Lawrence C. Karlson (9)                        102,000(10)            2.4%

Chori Co., Ltd. (11)                           350,000                8.2%

All Officers and Directors as a Group
(6 persons)                                  1,292,984(12)           30.2%

----------
(1) All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise noted, the address of each shareholder is c/o the company, 16, Thornton Road, Oakland, New Jersey.

(2)   Based upon 4,288,200 shares issued and outstanding.

(3) Mr. Bronson's address is c/o Catalyst Financial LLC., 900 Third Avenue, Suite 201, New York, New York.

(4) Includes 100,000 shares of common stock issuable pursuant to warrants held by Catalyst Financial LLC., a limited liability company owned and controlled by Mr. Bronson through which he is deemed to possess the power to vote and dispose of such shares (the "Bronson Warrant Shares"). All of such warrants may be exercised within 60 days of the date of this Report. See "Certain Relationships and Related Transactions."

(5) Does not include 171,428 shares of common stock issuable pursuant to options which contain vesting conditions and performance targets which have not yet been satisfied. See "Certain Relationships and Related Transactions."

(6)   Mr. Eckenrode's address is 575 Gramercy Lane, Downington, Pennsylvania.

(7) Includes 25,000 shares of common stock issuable pursuant to options which may be exercised within 60 days of the date of this Report. See, "Executive Compensation -- Compensation of Directors."

(8)   Mr. Rowan's address is 10 Indel Avenue, Rancocas, New Jersey.

(9) Mr. Karlson's address is 2401 Casa de Marbella Drive, Palm Beach Gardens, Florida.

(10) Includes 35,000 shares of common stock issuable pursuant to options which may be exercised within 60 days of the date of this Report. See, "Executive Compensation -- Compensation of Directors."

(11) The address of this shareholder is 4-7 Kawaramachi, 2-chome, Chuo-ku, Osaka 541, Japan.

(12) Includes the shares issuable upon exercise of the options held by Messrs. Eckenrode, Karlson and Rowan.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 3, 1999, we entered into a three-year financial consulting services agreement with Catalyst Financial, LLC. ("Catalyst"), a licensed brokerage and investment banking firm solely owned and controlled by Steven N. Bronson. At that time, Mr. Bronson was the Chairman of our Board and our Chief Executive Officer. Catalyst's basic compensation under this agreement includes a payment of $5,000 per month during the term of the agreement and a five year warrant entitling it to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. Furthermore, in the event that we effectuate, as a result of any introduction made by Catalyst, a merger, acquisition, consolidation, reorganization, recapitalization, business combination or other transaction (in each case, an "M&A Transaction") during the term of the agreement, and during the one year period following the end of such term, Catalyst shall be entitled to receive a finder's fee based upon a sliding scale ranging from 5% of the first $5,000,000 of consideration to 1% of any consideration in excess of $20,000,000. Also, if Catalyst renders consulting services on an M&A Transaction which does not result from an introduction made by it, Catalyst shall be entitled to receive a finder's fee based upon a sliding scale ranging from 2.5% of the first $5,000,000 of consideration to .5% of any consideration in excess of $20,000,000.

We purchase certain of the products we sell from Chori and Chori-America. Chori is an owner of more than five percent (5%) of our common stock. During fiscal 2000, we purchased approximately $1,956,000 of products from or through Chori, and paid Chori and Chori-America approximately $85,000 representing commissions paid at the rate of 5% of sales to those companies in their respective capacities as international sales representatives for all of our products.

Since August 1992, we have provided $500,000 of life insurance for Mr. Irani.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B

3.1 Our Certificate of Incorporation, as amended effective September 29, 1989, filed as Exhibit (3)-2 to our Registration Statement on form S-18 (No. 33-2653-NY) under the Securities Act of 1933 (the "Registration Statement"), is hereby incorporated herein by this reference.

3.2 Our Certificate of Incorporation, as amended effective October 13, 1989, filed as Exhibit (3)-3 to the Registration Statement, is hereby incorporated herein by this reference.

3.3 The Certificate of Amendment to our Certificate of Incorporation, effective August 31, 1999, filed as Exhibit 3.3 to our Annual Report on Form 10-K, is hereby incorporated herein by this reference.

4.1 The specimen of the amended certificate representing our common stock, one-third cent per value, filed as Exhibit (4)-1 to the Registration Statement, is hereby incorporated herein by this reference.

4.2 The Mikron Instrument Company, Inc. Common Stock Purchase Warrants, dated as of January 1, 1994, held by Barber & Bronson Incorporated, filed as Exhibit 4(c) to our Annual Report of Form 10-K for the fiscal year ended October 31, 1993, is hereby incorporated herein by this reference.

4.3 The Mikron Instrument Company, Inc. Omnibus Stock Incentive Plan, filed as
Exhibit 4.4 to our Annual Report on Form 10-KSB, is hereby incorporated herein by this reference.

10.1 The Agency Agreement, dated as of April 15, 1992, between Mikron Instrument Company, Inc. and Chori America, Inc., filed as Exhibit 10-B to our Report on Form 8-K dated April 15, 1992, as amended in an amendment dated July 10, 1992, is hereby incorporated herein by this reference.

10.2 The License and Technical Assistance Agreement, dated as of April 15, 1992, between Mikron Instrument Company, Inc. and Anritsu Meter Company, Ltd., filed as Exhibit 10-D to our Report on Form 8-K dated April 15, 1992, as amended in an amendment dated July 10, 1992, is hereby incorporated herein by this reference.

10.3 The Mikron Instrument Company, Inc. Amended and Restated Profit Sharing Plan and Trust Agreement, dated November 1, 1990, filed as Exhibit 10 (g) to our Annual Report on Form 10-K for the fiscal year ended October 31, 1990, is hereby incorporated herein by this reference.

10.4 The Settlement Agreement dated as of July 1, 1992 between Mikron Instrument Co., Inc. and Square D Company, filed as Exhibit 10 (i) to our Annual Report on Form 10-K for the fiscal year ended October 31, 1992, is hereby incorporated herein by this reference.

10.5 The Mikron Instrument Company, Inc. 401(K) Profit-Sharing Plan dated January 1, 1993, filed as Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended October 31, 1993, is hereby incorporated by reference.

10.6 The Investment Banking Agreement dated as of January 1, 1994 between Mikron Instrument Company and Barber & Bronson Incorporated, filed as Exhibit 10(k) to our Annual Report on Form 10-K for the fiscal year ended October 31, 1993, is hereby incorporated herein by this reference.

10.7 The Settlement Agreement dated as of March 31, 1994 between Mikron Instrument Company, Inc. and Land Instrument International, Inc., filed as
Exhibit 10 to our Report on Form 8-K Report dated March 31, 1994, as amended by an Amendment dated June 20, 1994, is hereby incorporated by reference.

10.8 The Employment Agreement between the Company and Keikhosrow Irani, dated as of December 20, 1996, filed as an exhibit to our Annual Report Form 10-KSB for the fiscal year ended October 31, 1996, is hereby incorporated herein by this reference.

10.9 The Settlement Agreement between the Company and Raytek Corporation, filed as Exhibit 10.11 to our Annual Report on Form 10-KSBfor the fiscal year ended October 31, 1997, is hereby incorporated herein by this reference.

10.10 the Sales Representation Agreement between the Company and Anritsu Meter Co., Ltd., filed as Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1997, is hereby incorporated herein by this reference.

10.11 The Employment Agreement between the Company and Gerald D. Posner filed as
Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

10.12 Employment Agreement between the Company and Dennis Stoneman filed as
Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

10.13 Financial Consulting Agreement between Catalyst Financial, LLC and the Company filed as Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

(b)   Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                         MIKRON INSTRUMENT COMPANY, INC.

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                         Page
                                                                         Number
                                                                         ------

Report of Independent Accountants                                        F - 2

Independent Auditors' Report                                             F - 3

      Consolidated Balance Sheets as of October 31, 2000 and 1999        F - 4

      Consolidated Statements of Operations for the Years Ended
      October 31, 2000 and 1999                                          F - 5

      Consolidated Statements of Shareholders' Equity for the Years
      Ended October 31, 2000 and 1999                                    F - 6

      Consolidated Statements of Cash Flows for the Years Ended
      October 31, 2000 and 1999                                          F - 7

      Notes to Consolidated Financial Statements  for the Years Ended
      October 31, 2000 and 1999                                          F - 8

All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

Report of independent public accountants

To Mikron Instrument Company, Inc.:

We have audited the accompanying consolidated balance sheet of Mikron Instrument Company, Inc. and Subsidiary as of October 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mikron Instrument Company, Inc. and Subsidiary as of October 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                        Arthur Andersen LLP

Philadelphia, Pennsylvania
January 10, 2001

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Mikron Instrument Company, Inc.
Oakland, New Jersey

      We have audited the accompanying balance sheet of Mikron Instrument Company, Inc. as of October 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, the financial position of Mikron Instrument Company, Inc. as of October 31, 1999 and the results of its operations and its cash flows for the year ended October 31, 1999 in conformity with generally accepted accounting principles.

      The financial statements for the year ended October 31, 1999 have been restated (see Note 2).


                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants

New York, New York
January 7, 2000, except for Note 2, as of
February 13, 2001

Mikron Instrument Company, Inc. and Subsidiary

Consolidated balance sheets
As of October 31, 2000 and 1999

                                                                 2000          1999
                                                              ----------    ----------
                                                                            (Restated -
                                                                            See Note 2)
                         Assets
Current assets:
   Cash and cash equivalents                                  $  779,140    $1,229,626
   Accounts receivable, less allowance for doubtful
   accounts of $91,896 in 2000 and $83,000 in 1999             1,576,242       960,527
   Inventories                                                 3,313,132     2,200,733
   Deferred tax asset                                             89,143            --
   Prepaid expenses and other current assets                      20,990        77,900
                                                              ----------    ----------
Total current assets                                           5,778,647     4,468,786

Property and equipment, net of accumulated depreciation of
$920,897 in 2000 and $829,669 in 1999                            267,444       262,371

Goodwill, net of accumulated amortization of $27,075 in
2000                                                             712,805            --

Other assets                                                     237,615       224,860
                                                              ----------    ----------
Total                                                         $6,996,511    $4,956,017
                                                              ==========    ==========

             Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                           $  910,667    $  507,286
   Accrued liabilities                                           584,403       242,076
   Current portion of long-term debt                             334,047         5,024
                                                              ----------    ----------
Total current liabilities                                      1,829,117       754,386
Long-term debt                                                   610,440         1,502
                                                              ----------    ----------
Total liabilities                                              2,439,557       755,888
                                                              ----------    ----------
Commitments and contingencies (Note 14)

Shareholders' equity:

   Common stock, $.003 par value; 15,000,000 shares
   authorized, 4,288,200 and 4,285,700 shares issued and
   outstanding in 2000 and 1999, respectively                     12,865        12,858
   Additional paid-in capital                                  4,293,575     4,161,083
   Retained earnings                                             250,514        26,188
                                                              ----------    ----------
Total shareholders' equity                                     4,556,954     4,200,129
                                                              ----------    ----------
Total                                                         $6,996,511    $4,956,017
                                                              ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

Mikron Instrument Company, Inc. and Subsidiary

Consolidated statements of operations
For the years ended October 31, 2000 and 1999

                                                       2000            1999
                                                  ------------     ------------
                                                                   (Restated -
                                                                    See Note 2)
Revenues:
   Net sales                                      $ 10,210,808     $  6,969,057
   Royalties                                           172,011          121,574
                                                  ------------     ------------
Total revenues                                      10,382,819        7,090,631
                                                  ------------     ------------
Costs and expenses:
   Cost of goods sold                                5,032,820        3,460,636
   Selling, general and administrative               4,026,418        3,352,294
   Research, development and engineering             1,050,380          707,190
                                                  ------------     ------------
Total costs and expenses                            10,109,618        7,520,120
                                                  ------------     ------------
Income (loss) from operations                          273,201         (429,489)
Other income (expense):
   Interest expense                                    (36,134)              --
   Other, net                                           16,728           30,077
                                                  ------------     ------------
Net income (loss) before income taxes                  253,795         (399,412)
Income tax provision                                   (29,469)              --
                                                  ------------     ------------
Net income (loss)                                 $    224,326     $   (399,412)
                                                  ============     ============
Net income (loss) per share-basic                 $        .05     $      (0.10)
                                                  ============     ============
Weighted average number of shares-basic              4,287,471        4,013,783
                                                  ============     ============
Net income (loss) per share-diluted               $        .05     $      (0.10)
                                                  ============     ============
Weighted average number of shares-diluted            4,584,454        4,013,783
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

Mikron Instrument Company, Inc. and Subsidiary

Consolidated statements of shareholders' equity
For the years ended October 31, 2000 and 1999

                                       Common stock           Additional                      Total
                                 ------------------------      paid-in      Retained       shareholders'
                                   Shares        Amount        capital       earnings         Equity
                                 ---------    -----------    -----------    -----------     -----------
Balance, November 1, 1998        3,654,200    $    10,963    $ 3,153,049    $   425,600     $ 3,589,612

   Issuance of stock with
   respect to exercise of
   warrants                        131,500            395        149,844             --         150,239

   Issuance of stock with
   respect to private
   placement                       500,000          1,500        748,500             --         750,000

   Issuance of warrants and
   related compensation
   expense (Restated - See
   Note 2)                              --             --        109,690             --         109,690

   Net loss                             --             --             --       (399,412)       (399,412)
                                 ---------    -----------    -----------    -----------     -----------
Balance, October 31, 1999
(Restated - See Note 2)          4,285,700         12,858      4,161,083         26,188       4,200,129

   Issuance of stock
   dividend to employees             2,500              7          3,117             --           3,124

   Compensation expense for
   employee stock options               --             --        110,500             --         110,500

   Compensation expense for
   warrants                             --             --         18,875             --          18,875

   Net income                           --             --             --        224,326         224,326
                                 ---------    -----------    -----------    -----------     -----------

Balance, October 31, 2000        4,288,200    $    12,865    $ 4,293,575    $   250,514     $ 4,556,954
                                 =========    ===========    ===========    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

Mikron Instrument Company, Inc. and Subsidiary

Consolidated statements of cash flows
For the years ended October 31, 2000 and 1999

                                                                  2000              1999
                                                               -----------       -----------
                                                                                 (Restated -
                                                                                 See Note 2)
Cash flows from operating activities:
   Net income (loss)                                           $   224,326       $  (399,412)
   Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation                                                   91,231            77,391
     Amortization                                                   48,589                --
     Stock granted to employees                                      3,124                --
     Expense on warrants issued to non-employees                    43,875            47,190
     Stock compensation expense                                    110,500                --
     Deferred income tax benefit                                   (89,143)               --
   Changes in assets and liabilities net of effect of
   acquisitions-
     (Increase) decrease in accounts receivable                   (462,486)          126,274
     (Increase) decrease in inventories                           (892,094)          102,134
     Decrease in prepaid and other current assets                   59,719            15,584
     Increase in other assets                                     (156,084)               --
     Increase in accounts payable and accrued liabilities          571,354           212,324
                                                               -----------       -----------
Net cash (used in) provided by operating activities               (447,089)          181,485
                                                               -----------       -----------
Cash flows from investing activities:
   Purchase of property and equipment                              (41,159)          (13,189)
   Acquisition of business, net of cash received                  (900,199)         (250,000)
                                                               -----------       -----------
Net cash used in investing activities                             (941,358)         (263,189)
                                                               -----------       -----------
Cash flows from financing activities:
   Proceeds from issuance of stock                                      --           900,239
   Proceeds from debt issuance                                   1,000,000                --
   Proceeds from state loan                                         82,662                --
   Repayment of debt                                              (138,889)               --
   Repayments of capital lease                                      (5,812)           (4,309)
                                                               -----------       -----------
Net cash provided by financing activities                          937,961           895,930
                                                               -----------       -----------
Net (decrease) increase in cash and cash equivalents              (450,486)          814,226
Cash and cash equivalents, beginning of year                     1,229,626           415,400
                                                               -----------       -----------
Cash and cash equivalents, end of year                         $   779,140       $ 1,229,626
                                                               ===========       ===========

Supplemental disclosure of cash flow information:

   Cash paid for interest                                      $    36,134       $        --
                                                               ===========       ===========
   Cash paid for income taxes                                  $        --       $        --
                                                               ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

Mikron Instrument Company, Inc. and Subsidiary

Notes to consolidated financial statements
For the years ended October 31, 2000 and 1999

Mikron Instrument Company, Inc. (Mikron or the Company), a New Jersey corporation organized in 1969, develops, manufactures, markets and services equipment and instruments for non-contact temperature measurement. The Company's products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. The predominant market for the Company's hand-held infrared thermometers is industrial quality control applications and maintenance. The Company also markets its products to laboratories and original equipment manufacturers, both domestic and foreign, where "fixed" infrared thermometers are incorporated as integral components of production equipment.

The Company also manufactures high resolution thermal imaging products under the name of Pyrovision (R), and manufactures and/or markets calibration sources and a variety of accessories and optional equipment for its infrared thermometers. The Company qualifies as a small business issuer and is subject to the SB rules for reporting purposes to the Securities and Exchange Commission.

1. Summary of significant accounting policies:

Principles of consolidation

The consolidated financial statements include the operations of the Company and its Subsidiary. All significant intercompany transactions and account balances have been eliminated.

Reclassification

Certain amounts in the prior year have been reclassified to conform with the 2000 presentation.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (average cost method) or market.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed principally using straight-line depreciation over the estimated useful lives of individual assets or the remaining terms of leases. Machinery and equipment are depreciated over a period of three to five years, furniture and fixtures range from three to five years and leasehold improvements are depreciated over the term of the lease. Maintenance, repairs and minor renewals are charged to earnings when they are incurred. Upon disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

Goodwill and other long-term assets

Goodwill represents the excess of the purchase price over the estimated fair values of the tangible assets acquired. Goodwill, which relates to the acquisitions of E Square Technology Corporation and certain assets of Texas Infrared, Inc. (see Note 5), is being amortized on a straight-line basis principally over 15 years.

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. At October 31, 2000, the Company believes that there has been no impairment of its long-lived assets.

Income Taxes

The Company uses the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenues

Revenue on the sale of product is recognized at the time of shipment. Royalties are recorded as earned, in accordance with specific terms of each license agreement.

Research and development costs

Research and development costs are expensed as incurred.

Earnings per share

Net income or loss per common share is computed in accordance with the provisions of SFAS No. 128 "Earnings per Share." Basic income or loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount that would have resulted if potential common stock equivalents, such as options and warrants, had been converted to common stock, as prescribed by SFAS No. 128, unless the conversion would be anti-dilutive.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of risk

The Company purchased 41% of its inventory from a single supplier in 2000.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and trade receivables approximate fair value based on the short-term maturity of these instruments. The carrying value of long-term debt approximates fair value because interest rates on the debt are reset based on current values. The fair value of the interest rate swap is computed by the financial institution with which the contract was executed.

Stock-based compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes compensation expense over the vesting period on performance based options (see Note 10) to the extent fair value at the end of the fiscal period exceeds the exercise price on the date of grant.

In 1996, SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) became effective for the Company. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and displaying comprehensive income, comprising net income and other nonowner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

Segment information

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has a single reportable operating segment.

In 2000, 22% of net sales were generated from international sales.

New accounting pronouncements

The Company will adopt Statement of Financial Accounting Standard No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No.138 on November 1, 2000. SFAS No. 133 requires all derivative financial instruments and certain embedded derivatives to be recorded at fair value. To the extent that the special hedge accounting criteria are met, changes in fair value are either recognized periodically in earnings or other comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The impact on the financial statements as a result of the adoption of SFAS No. 133 is immaterial.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which is effective for the Company on November 1, 2000. SAB 101 will have no impact on the Company's financial statements.

2. 1999 Accounting Adjustment:

In connection with completion of the 2000 audit, the Company identified an adjustment related to the accounting for certain warrants issued to non-employees in 1999 (see note 11). As a result, the Company recorded an adjustment for non-cash compensation expense of $47,190, which is included in selling, general, and administrative expenses in the statement of operations for the year ended October 31, 1999. The compensation cost associated with the warrants is included in selling, general and administrative expenses and has been reflected in the Company's financial statements as follows:

                                                        October 31, 1999
                                                   ----------------------------

                                                   As Reported
                                                     in 1999
                                                    Form 10-K        As Restated
                                                   -----------       -----------
Current assets                                     $ 4,468,786       $ 4,468,786
Long-term assets                                       424,731           487,231
                                                   -----------       -----------
Total Assets                                       $ 4,893,517       $ 4,956,017
                                                   ===========       ===========
Total Liabilities                                  $   755,888       $   755,888
                                                   -----------       -----------
Shareholder's Equity
         Common Stock                                   12,858            12,858
         Additional paid-in capital                  4,051,393         4,161,083
         Retained Earnings                              73,378            26,188
                                                   -----------       -----------
Total Shareholder's Equity                           4,137,629         4,200,129
                                                   -----------       -----------
                                                   $ 4,893,517       $ 4,956,017
                                                   ===========       ===========

                                                       For the year ended
                                                         October 31, 1999
                                                   ----------------------------

                                                   As Reported
                                                     in 1999
                                                    Form 10-K        As Restated
                                                   -----------       -----------
Revenues                                           $ 7,090,631      $ 7,090,631

Cost and expenses                                    7,472,930        7,520,120
                                                   -----------      -----------
Operating Loss                                        (382,299)        (429,489)
Other income                                            30,077           30,077
                                                   -----------      -----------
 Net loss                                          $  (352,222)     $  (399,412)
                                                   ===========      ===========

Net loss per share - basic and diluted             $      (.09)     $      (.10)
                                                   ===========      ===========

3. Inventories:

The components of inventories at October 31, 2000 and 1999, are as follows:

                                                      2000              1999
                                                   -----------      -----------
Materials and parts                                $ 1,811,323      $ 1,641,532
Work-in-process                                        654,265          204,109
Finished goods                                         847,544          355,092
                                                   -----------      -----------
                                                   $ 3,313,132      $ 2,200,733
                                                   ===========      ===========

4. Property and equipment:

Property and equipment consists of the following at October 31, 2000 and 1999:

                                                    2000                 1999
                                                -----------         -----------
Machinery and equipment                         $ 1,007,021         $   965,925
Furniture and fixtures                               98,075              62,570
Leasehold improvements                               83,245              63,545
                                                -----------         -----------
                                                  1,188,341           1,092,040
Less- Accumulated depreciation                     (920,897)           (829,669)
                                                -----------         -----------
                                                $   267,444         $   262,371
                                                ===========         ===========

5. Acquisitions:

On May 4, 2000, the Company acquired all of the outstanding shares of E Square Technology, Corporation (E Square) for $900,199. E Square is a California based manufacturer of single point infrared instruments utilized in the chemical, petrochemical and petroleum industries. The acquisition was accounted for as a purchase and cost was assigned to the net assets acquired based on their estimated fair values at the date of acquisition. The excess purchase price of $643,065 was recorded as goodwill. The results of E Square have been included in the accompanying consolidated financial results of the Company from the date of acquisition.

The estimated fair value of assets acquired and liabilities assumed related to the E Square acquisition is summarized below:

Working capital                                                     $    201,987
Property and equipment                                                    55,147
Goodwill                                                                 643,065
                                                                    ------------
                                                                    $    900,199
                                                                    ============

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the E Square acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                      Fiscal year ended
                                                          October 31
                                                -------------------------------
                                                    2000                1999
                                                -----------         -----------
Revenues                                        $10,936,670         $ 8,563,656
Net income (loss)                               $   102,360         $  (506,298)
Earnings (loss) per share:
   Basic and diluted                            $       .02         $      (.13)

In October 1999, the Company acquired assets of the Texas Infrared business for $250,000. The acquisition was accounted for as a purchase and cost was assigned to the net assets based on their estimated fair values at the date of acquisition.

6. Employee benefit plan:

The Company sponsors a 401(k) plan covering substantially all full-time employees, which provides for the Company matching 30 percent of the participant's elective deferral, but in no event greater than 1.5 percent of the participant's compensation. The Company's expense for the plan was $9,784 and $13,050 for the fiscal years ended October 31, 2000 and 1999, respectively.

7. Accrued liabilities

Accrued liabilities are comprised of the following as of October 31, 2000 and 1999:

                                                    2000                1999
                                                -----------         -----------
Commissions payable                             $    92,625         $    94,957
Accrued payroll                                     135,681              93,232
Taxes payable                                       148,359                  --
                                                -----------         -----------
Accrued other                                       207,738              53,887
                                                $   584,403         $   242,076
                                                ===========         ===========

8. Long-term debt and financing arrangements:

Long-term debt consists of the following as of October 31, 2000:

                                                    2000                1999
                                                -----------         -----------
Term loan, due through May 2003. 8.23% as of October 31, 2000

                                                $   861,111         $        --
State grant                                          82,662                  --
Capital lease                                           714               6,526
                                                -----------         -----------
Total long-term debt                                944,487               6,526
Less- Current portion                              (334,047)             (5,024)
                                                -----------         -----------
Long-term portion                               $   610,440         $     1,502
                                                ===========         ===========

On May 4, 2000, the Company entered into a $1,000,000 term loan agreement with a bank for the purpose of financing an acquisition. Under the terms of the agreement, the loan must be repaid in 36 monthly installments of principal commencing June 1, 2000, and continuing through May 3, 2003. Interest accrues on the loan at a rate of 1.75 percent plus LIBOR.

The loan is secured by virtually all of the Company's assets. The agreement contains certain financial and non-financial covenants, which require the Company to maintain tangible net worth of $4,100,000, debt service ratio of 1.10 and a total liabilities to equity ratio not to exceed one. As of October 31, 2000, the Company is in compliance with all covenants under the agreement.

Minimum annual principal payments due as of October 31, 2000, are $334,047 in 2001, $333,333 in 2002, $194,445 in 2003, $0 in 2004, $0 in 2005, and $82,662
thereafter. The carrying amount of the Company's long-term debt approximates its fair value.

At October 31, 2000, the Company has an interest rate swap with a notional amount of $861,111 under which the Company paid a fixed rate of interest, 8.85 percent, and received a floating rate of interest, 1.75 percent plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The interest rate swap agreement effectively converts the term loan from a floating rate obligation to a fixed obligation. The fair value of the interest rate swap at October 31, 2000, was a liability due to the counterparty of $6,839. The fair value of the swap was not recognized in the consolidated financial statements at October 31, 2000.

The Company received a grant from the State of New Jersey of $82,662 in connection with the development of certain technology. The terms of the grant provide repayments when the Company begins to sell products developed based on the use of this technology. Management does not expect to sell any of these products in fiscal 2001.

The Company has leased equipment under a non-cancelable lease agreement, which expires at December 2000. As of October 31, 2000, minimum lease commitment under this lease was $728, of which $14 represents interest.

The Company has a commercial line of credit agreement with a bank which provides a line of credit of up to $1,000,000 at the prime interest rate. This agreement runs through February 28, 2001, and is secured by all of the present and future accounts receivable, inventory and fixed assets of the Company. During 2000, no amounts were borrowed under the line.

9. Shareholders' equity:

In May 1999, the Company issued 333,333 and 166,667 shares of its common stock to two officers for $750,000.

10. Stock option plan:

The Company has an Omnibus Stock Incentive Plan (the Plan) under which non-qualified or incentive stock options may be granted to its employees, officers, directors and others. In fiscal 2000 and 1999, stock options were granted to employees at $1.00 per share, become exercisable over a four-year period and are subject to the financial performance of the Company (Performance based options). In 2000, fully vested five year Plan options to purchase an aggregate of 85,000 shares at an exercise price of $2.3175 per share were granted to three directors of the Company. Total options available for grant under the Plan are 857,140. Performance based options, as described, require variable plan accounting in accordance with APB 25. During 2000, $110,500 of compensation expense was recorded in connection with these options. No compensation expense associated with these options was recorded in 1999.

The following summarizes all stock option activity:

                                                     Shares       Exercise price
                                                     ------       --------------

Options outstanding November 1, 1998                     --    $            --
   Granted                                          442,856               1.00
   Exercised                                             --                 --
                                                    =======    ===============
Options outstanding October 31, 1999                442,856               1.00
   Granted                                          135,000    $1.00 - $2.3175
   Exercised                                             --                 --
                                                    -------    ---------------
Options outstanding October 31, 2000                492,856    $          1.00
                                                    =======    ===============
Shares exercisable at October 31, 1999                   --    $            --
                                                    =======    ===============
Shares exercisable at October 31, 2000              245,500    $          1.00
                                                    =======    ===============

As of October 31, 2000, the weighted average contractual life for all options granted was approximately 52 months. None of the options granted were canceled during 2000.

In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate                                            5.29% - 6.80%
Expected dividend yield                                                     --
Expected life                                                       3 - 4 years
Volatility                                                          95% - 105%

If compensation expense for the Company's stock options were recognized based on their fair value as prescribed in SFAS 123, additional compensation expense of $.05 per share would be recorded.

11. Warrants

In May 1999, the Company entered into an agreement with another investment banking firm owned by the Company's former chairman. According to the terms of the agreement, the investment banking firm is to receive annual compensation of $60,000 over the next three years and is entitled to receive warrants to purchase 100,000 shares of the Company's Common stock at $1.00 a share. The warrants are exercisable over 5 years from the date of grant. The fair value of the warrant as of the grant date was $75,000 and is recorded in other assets. This asset will be expensed on a straight line basis over the three year term of the agreement. Expense of $25,000 and $12,500 associated with this warrant was recorded in 2000 and 1999, respectively. As of October 31, 2000 and 1999, the net asset recorded related to these warrants is $37,500 and $62,500 respectively.

Also on May 3, 1999, the Company issued warrants to purchase a total of 100,000 shares of the Company's common stock with an exercise price of $1.00 to a consultant who assisted with the placement of two officers with the Company . A fully vested warrant for the purchase of 50,000 is exercisable over 4 years from the date of grant. A warrant for the purchase of the remaining 50,000 shares vests to the extent that certain annual performance targets over a 4 year period beginning in fiscal 2000 are met. Expense of $18,875 and $34,690 associated with this warrant was recorded in 2000 and 1999, respectively.

12. Income taxes:

Income tax provision for the years ended October 31, 2000 and 1999, are as follows:

                                                   2000                 1999
                                                -----------         -----------
Federal
   Current                                      $    88,612         $  (119,755)
   Deferred                                         (79,743)            119,755
                                                -----------         -----------
                                                      8,869                  --
                                                -----------         -----------
State
   Current                                           30,000              (3,245)
   Deferred                                          (9,400)              3,245
                                                -----------         -----------
                                                     20,600                  --
                                                -----------         -----------
Income tax provision                            $    29,469         $        --
                                                ===========         ===========

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes. The items causing this difference as of October 31, 2000 and 1999, are as follows:

                                                    2000                1999
                                                -----------        -----------
Federal statutory rate                                 34.0%             (34.0%)
State taxes, net of federal benefit                     7.5               (1.0)
Other                                                   3.8                 --
Valuation allowance                                   (33.7)              35.0
                                                -----------        -----------
Effective tax rate                                     11.6%                --
                                                ===========        ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of October 31, 2000 and 1999, are as follows:

                                                   2000                 1999
                                                -----------         -----------
Deferred tax assets
   Bad debt reserves                            $    34,920         $    31,470
   Inventory reserves and capitalization            178,166             112,735
   Property and equipment due to depreciation        18,080                  --
   Accrued liabilities and other                     86,069                  --
   Operating loss carryforwards                          --              85,790
   Valuation allowance                             (228,092)           (220,322)
                                                -----------         -----------
Deferred tax assets                                  89,143               9,673
                                                -----------         -----------
Deferred tax liabilities
   Property and equipment due to depreciation            --              (1,497)
   Other                                                 --              (8,176)
                                                -----------         -----------
Total gross deferred tax liabilities                     --              (9,673)
                                                -----------         -----------
Net deferred tax assets                         $    89,143         $        --
                                                ===========         ===========

The net deferred tax asset of $89,143 is included in prepaid expenses and other current assets in the accompanying balance sheet at October 31, 2000. At October 31, 2000, the Company has recorded a valuation allowance for a portion of the deferred tax assets. Management believes that based on the available objective evidence, it is more likely than not that the net deferred tax assets recorded will be realized.

13. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and awards. The following table presents the shares used in computing basic and diluted earnings per share for 2000. There was no dilution noted in 1999.

                                                                         2000
                                                                       ---------
Denominator
   Average commons shares outstanding for basic computation            4,287,471
   Incremental shares issuable for stock options and awards              296,983
                                                                       ---------
Average common shares outstanding for diluted computation              4,584,454
                                                                       =========

14. Commitments and contingencies:

Operating leases

The Company has a five-year operating lease agreement for its manufacturing, warehouse and office facilities, with an option to extend the lease for an additional five years. The lease was due to expire on December 31, 2000, and as of October 31, 2000, the Company extended the lease for an additional five years. The lease provides for the Company to pay certain operating costs of the leased property. Rent expense for the years ended October 31, 2000 and 1999, was approximately $216,000 and $203,865, respectively.

The Company also has operating leases for vehicles and office equipment. At October 31, 2000, the minimum future rental commitments under all operating leases are as follows:

Year ending October 31
----------------------
2001                                                                  $333,216
2002                                                                   280,074
2003                                                                   376,239
2004                                                                   471,220
2005                                                                   460,277
Thereafter                                                              37,500

Employment contracts

The Company has an employment agreement with an officer expiring December 31, 2003. The agreement provides for compensation of $140,000 for 2000 and $150,000 for each year during the period 2001 through 2003.

The Company also has employment contracts with two other officers for four-year terms which commenced in May 1999. The annual compensation payable under those contracts is $200,000 and $100,000, respectively. In accordance with such agreements, each of those officers was awarded options under the Company's Omnibus Stock Incentive Plan to purchase 171,428 shares of Common stock at an exercise price of $1.00 per share. Such options will vest at the rate of 25 percent per annum at the end of each of the first four years of the five-year term thereof. Exercise of the vested portion of each option is conditioned upon achievement of predetermined performance targets. See further discussion of stock options in Note 10.

Investment banking agreement

In October 1995, the Company entered into a three-year agreement with an investment banking firm to serve as the Company's financial advisor and grant warrants to the investment banking firm to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $2.50 per share for which the investment banking firm paid the Company $666. The fair market value of the Company's stock at October 31, 2000, was $2.00. The warrants expired on September 30, 2000, unexercised.

In May 1999, the Company entered into an agreement with another investment banking firm owned by the Company's former chairman. According to the terms of the agreement, the investment banking firm is to receive annual compensation of $60,000 over the three year term thereof and is entitled to receive warrants to purchase 100,000 shares of the Company's common stock at $1.00 a share.

Consulting agreement

In 1999, the Company entered into an agreement with a consultant to develop patents. The agreement provides for a monthly compensation of $6,000 and will expire either at the end of October 2000 or upon completion of the project, whichever comes first. Subsequent to the termination of the contract, the consultant is entitled to receive three percent of the contract price generated from the patents. On October 31, 2000, the Company and the consultant agreed to let the agreement lapse.

Purchase agreement

Pursuant to the Texas infrared purchase agreement, the Company will pay the owner of the selling entity royalties equal to five percent of the net revenues generated from the Company's sales of industrial fixed position uncooled focal plane array thermal imaging cameras, together with all other equipment, software and engineering services included in such sales. The royalties will be paid from November 1, 1999 to October 31, 2004. Royalties of $3,045 were paid by the Company related to this arrangement in 2000.

Other

The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the opinion of management, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

15. Related-party transactions:

The Company purchases certain of its products from a Japanese company that is also shareholder. Purchases from this company, for the years ended October 31, 2000 and 1999, were approximately $1,955,528 and $683,933, respectively. In addition, under the terms of a distribution agreement, this stockholder acts as the international sales representative for all of the Company's products for which it earns a five percent commission. For the years ended October 31, 2000 and 1999, the Company paid commissions of approximately $85,000 and $41,000 to this shareholder, respectively.

16. Quarterly data (unaudited):

The table summarizes the unaudited results of operations for each quarter of 2000 and 1999:

                                        First                          Second
                            ----------------------------    ----------------------------
   2000:                    As reported on                  As reported on
                               Form 10-Q     As restated      Form 10-Q      As restated
                               ---------     -----------      ---------      -----------
      Total revenues          $2,531,122      $2,531,122      $2,572,321      $2,572,321
      Income (loss) from         195,024         174,688         145,399          94,378
      operations
      Net income (loss)          212,283         191,947         100,895          49,874
      Earnings per share
        Basic and Diluted            .04             .04             .02             .01


                                       Third                         Fourth
                            ------------------------------       -------------
   2000:                    As reported on
                               Form 10-Q       As restated
                               ---------       -----------
      Total revenues          $ 2,576,154      $ 2,576,154       $ 2,703,222
      Income (loss) from           92,688           23,444           (19,309)
      operations
      Net income (loss)            49,389          (19,855)            2,360
      Earnings per share
        Basic                         .01              .00               .01
        Diluted                       .01              .00               .01

                                First           Second                  Third
                              ----------      ----------    ----------------------------
   1999:                                                    As reported on
                                                              Form 10-Q      As restated
                                                              ---------      -----------
      Total revenues          $1,732,507      $1,513,033      $1,825,106      $1,825,106
      Income (loss) from         (83,481)       (220,943)         38,097          (2,843)
      operations
      Net income (loss)          (79,317)       (215,997)         47,392           6,452
      Earnings per share
        Basic                       (.02)           (.06)            .01             .00
        Diluted                     (.02)           (.06)            .01             .00

                                          Fourth
                             -------------------------------
   1999:                     As reported on
                               Form 10-Q        As restated
                               ---------        -----------
      Total revenues          $ 2,019,985       $ 2,019,985
      Net income (loss)          (115,972)         (122,222)
      from operations
      Net loss                   (104,300)         (110,550)
      Earnings per share
        Basic                        (.03)             (.03)
        Diluted                      (.03)             (.03)

The quarterly results for 2000 and 1999 are being restated to reflect the expense associated with warrants issued to non-employees (see Note 2). The restatement of the 2000 quarterly results also include additional compensation expense associated with stock options (see Note 10).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of February, 2001.

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

         Signature                                   Title                                     Date
         ---------                                   -----                                     ----
/s/ Gerald D. Posner                        Chief (Principal) Executive Officer,        February 13, 2001
------------------------------------        Director
      Gerald D. Posner

/s/ Paul Kohmescher                         Chief (Principal) Financial Officer         February 13, 2001
------------------------------------
      Paul Kohmescher

/s/ Lawrence C. Karlson                     Chairman of the Board                       February 13, 2001
------------------------------------
      Lawrence C. Karlson

/s/ Keikhosrow Irani                        Chief Technical Officer, Director           February 13, 2001
------------------------------------
      Keikhosrow Irani

/s/ Dennis Stoneman                         Vice President, Director                    February 13, 2001
------------------------------------
      Dennis Stoneman

/s/ William J. Eckenrode                    Director                                    February 13, 2001
------------------------------------
      William J. Eckenrode

/s/ Henry M. Rowan                          Director                                    February 13, 2001
------------------------------------
      Henry M. Rowan