Form 10KSB/A
period 2000-10-31
MIKRON INSTRUMENT CO INC
filed 2001-02-15
CIK 787809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-KSB/A
                          ANNUAL OR TRANSITIONAL REPORT
                                   (Mark One)
               |X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
                                       OR
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

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

The number of shares of the registrant's common stock outstanding as of February 9, 2001 was 4,288,200

Transitional Small Business Disclosure Format Yes |_| No |X|

                                EXPLANATORY NOTE

We are filing this amendment to the annual report on Form 10-KSB which we filed on February 13, 2001 in order to:

      o change three disclosures made in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 6 of that filing,

      o make a computational correction in the consolidated statements of shareholders' equity which are part of the audited financial statements contained in Part II, Item 7 of our Form 10-KSB filing and

      o correct certain errors contained in the notes to those financial statements.

                                     PART II

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

Year Ended October 31, 2000 Compared To Year Ended October 31, 1999

Net sales for the fiscal year ended October 31, 2000 were $10,210,808 as compared to sales of $6,969,057 for the fiscal year ended October 31, 1999. The 46.5% increase in sales was primarily due to three factors, and was achieved primarily through an increase in sales volume rather than a change in pricing. First, a renewed focus on the thermal imaging markets. Thermal imaging sales were approximately $3,000,000 or 29.4% of total fiscal 2000 sales, compared to approximately $1,200,000 or 17.5% of total sales in fiscal 1999. Second, our acquisition of E^2T in May 2000 contributed approximately $600,000 in net sales. Third, we entered into two new OEM agreements which accounted for about $400,000 of new business.

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

Selling, general and administrative expenses consist primarily of expenses associated with the marketing and sale of our products, along with accounting and administrative expenses. During the fiscal year ended October 31, 2000, selling, general and administrative expenses were $4,026,418 as compared to $3,352,294 in fiscal 1999. The increase in selling, general and administrative expenses consisted primarily of a $70,000 increase in sales travel expenses, an $80,000 increase in sales commissions, a $205,000 increase in salaries and a $110,500 charge to compensation associated with performance based options that we granted during fiscal 2000. During the second half of fiscal 2000, we relocated E^2T's manufacturing operations to our Oakland, New Jersey facility in an effort to decrease operating expenses. The remaining personnel and costs associated with E^2T's operations are included in selling expenses.

Research and development expenses consist primarily of the salaries of our research and development personnel, other expenses associated with new product development and enhancements to existing product lines. In the fiscal year ended October 31, 2000, research and development expenses were $1,050,380 as compared to $707,190 for the fiscal year ended October 31, 1999. We continue to invest 10% of net sales to fund our research and development efforts. The increase in research and development expenses is derived from an increase in salaries of $196,000 and new product development costs of $115,000. We expect our aggressive research and development investment to provide innovative products in single point temperature measurement and the thermal imaging. The acquisition of Texas Infrared in fiscal year 1999 provided us with three new research and development employees engaged in software applications used in conjunction with our instruments. Our acquisition of E^2T also brought to us research and development projects that we completed through the use of an outside consultant.

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

Our income from operations in fiscal 2000 was $273,201 compared to a loss of $429,489 for the prior year. This increase is a direct result of increased sales. As our sales grew in fiscal year 2000, many of our fixed and semi-fixed costs were absorbed over a larger base, and we worked hard to reduce variable costs to turn a prior year loss into a current year profit.

Our effective income tax rate in fiscal 2000 was 11.6%. This rate includes the benefit of net operating loss carry forwards which we expect utilize in determining our income tax liability for fiscal 2000. No tax benefit was recorded in the in our fiscal 1999 financial statements for our net loss in that year. Our fiscal 2000 effective tax rate also includes the benefit of the utilization of a research and development tax credits carry forward, and the impact of certain non-deductible expenses.

Our net income per share was $0.05 compared to last year's loss of $0.10 per share. This change was due primarily to our increased sales.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2000, we held cash, cash equivalents and short-term investments of $779,140 as compared to $1,229,626 at October 31, 1999. The decrease in cash and short-term investments resulted primarily from our investment in working capital to support our continued growth. We had accounts receivable of $1,576,242 at October 31, 2000, compared to $960,527 at October 31, 1999. In addition, our inventory increased to $3,313,132 as of October 31, 2000 from $2,200,733. The increase in receivables and inventory was due primarily due to our increase in sales. Our purchase of E^2T for $845,000 was financed with a portion of the proceeds of a $1,000,000 three year bank loan. The balance of the loan was $861,111 as of October 31, 2000.

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

Mikron Instrument Company, Inc. and Subsidiary

Consolidated statements of shareholders' equity
For the years ended October 31, 2000 and 1999

                                          Common stock             Additional                            Total
                                   --------------------------       paid-in          Retained        shareholders'
                                     Shares          Amount         capital          earnings           Equity
                                   ---------      -----------      -----------      -----------      -------------
Balance, November 1, 1998          3,654,200      $    10,963      $ 3,153,049      $   425,600       $ 3,589,612

   Issuance of stock with
   respect to exercise of
   warrants                          131,500              395          149,844               --           150,239

   Issuance of stock with
   respect to private
   placement                         500,000            1,500          748,500               --           750,000

   Issuance of warrants and
   related compensation
   expense (Restated - See
   Note 2)                                --               --          109,690               --           109,690

   Net loss                               --               --               --         (399,412)         (399,412)
                                   ---------      -----------      -----------      -----------       -----------

Balance, October 31, 1999
(Restated - See Note 2)            4,285,700           12,858        4,161,083           26,188         4,200,129

   Issuance of stock
   dividend to employees               2,500                7            3,117               --             3,124

   Compensation expense for
   employee stock options                 --               --          110,500               --           110,500

   Compensation expense for
   warrants                               --               --           18,875               --            18,875

   Net income                             --               --               --          224,326           224,326
                                   ---------      -----------      -----------      -----------       -----------

Balance, October 31, 2000          4,288,200      $    12,865      $ 4,293,575      $   250,514       $ 4,556,954
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

                                                          October 31, 1999
                                                     ---------------------------
                                                    As Reported
                                                      in 1999
                                                     Form 10-K       As Restated
                                                     ---------       -----------

Current assets                                       $4,468,786       $4,468,786
Long-term assets                                        424,731          487,231
                                                     ----------       ----------
Total Assets                                         $4,893,517       $4,956,017
                                                     ==========       ==========
Total Liabilities                                    $  755,888       $  755,888
                                                     ----------       ----------
Shareholder's Equity
         Common Stock                                    12,858           12,858
         Additional paid-in capital                   4,051,393        4,161,083
         Retained Earnings                               73,378           26,188
                                                     ----------       ----------
Total Shareholder's Equity                            4,137,629        4,200,129
                                                     ----------       ----------
                                                     $4,893,517       $4,956,017
                                                     ==========       ==========

                                                         For the year ended
                                                          October 31, 1999
                                                     ---------------------------
                                                    As Reported
                                                      in 1999
                                                     Form 10-K      As Restated
                                                     ----------     -----------
Revenues                                             $7,090,631      $7,090,631

Cost and expenses                                     7,472,930       7,520,120
                                                     ----------      ----------
Operating Loss                                         (382,299)       (429,489)
Other income                                             30,077          30,077
                                                     ----------      ----------
Net loss                                             $ (352,222)     $ (399,412)
                                                     ==========      ==========

Net loss per share - basic and diluted               $     (.09)     $     (.10)
                                                     ==========      ==========

3. Inventories:

The components of inventories at October 31, 2000 and 1999, are as follows:

                                                       2000              1999
                                                     ----------       ----------
Materials and parts                                  $1,811,323       $1,641,532
Work-in-process                                         654,265          204,109
Finished goods                                          847,544          355,092
                                                     ----------       ----------
                                                     $3,313,132       $2,200,733
                                                     ==========       ==========

4. Property and equipment:

Property and equipment consists of the following at October 31, 2000 and 1999:

                                                        2000            1999
                                                     ----------      ----------
Machinery and equipment                              $1,007,021      $  965,925
Furniture and fixtures                                   98,075          62,570
Leasehold improvements                                   83,245          63,545
                                                     ----------      ----------
                                                      1,188,341       1,092,040
Less- Accumulated depreciation                         (920,897)       (829,669)
                                                     ----------      ----------
                                                     $  267,444      $  262,371
                                                     ==========      ==========

5 Acquisitions:

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

The estimated fair value of assets acquired and liabilities assumed related to the E Square acquisition is summarized below:

Working capital                                                        $ 201,987
Property and equipment                                                    55,147
Goodwill                                                                 643,065
                                                                       ---------
                                                                       $ 900,199
                                                                       =========

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

                                                         Fiscal year ended
                                                             October 31
                                                     --------------------------
                                                         2000           1999
                                                     -----------     ----------
Revenues                                             $10,936,670     $8,563,656
Net income (loss)                                    $   102,360     $ (506,298)
Earnings (loss) per share:
   Basic and diluted                                 $       .02     $     (.13)

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

7. Accrued liabilities

Accrued liabilities are comprised of the following as of October 31, 2000 and 1999:

                                                        2000              1999
                                                     ----------       ----------
Commissions payable                                  $   92,625       $   94,957
Accrued payroll                                         135,681           93,232
Taxes payable                                           148,359               --
Accrued other                                           207,738           53,887
                                                     ----------       ----------
                                                     $  584,403       $  242,076
                                                     ==========       ==========

8. Long-term debt and financing arrangements:

Long-term debt consists of the following as of October 31, 2000:

                                                        2000             1999
                                                     ----------      ----------
Term loan, due through May 2003. 8.23% as of
October 31, 2000                                     $  861,111      $       --
State grant                                              82,662              --
Capital lease                                               714           6,526
                                                     ----------      ----------
Total long-term debt                                    944,487           6,526
Less- Current portion                                  (334,047)         (5,024)
                                                     ----------      ----------
Long-term portion                                    $  610,440      $    1,502
                                                     ==========      ==========

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

The following summarizes all stock option activity:

                                                Shares            Exercise price
                                                -------            -------------
Options outstanding November 1, 1998                 --            $          --
   Granted                                      442,856                     1.00
   Exercised                                         --                       --
                                                -------            -------------
Options outstanding October 31, 1999            442,856                     1.00
   Granted                                      135,000            $1.00 - $2.32
   Exercised                                         --                       --
                                                -------            -------------
Options outstanding October 31, 2000            577,856            $1.00 - $2.32
                                                =======            =============
Shares exercisable at October 31, 1999               --            $          --
                                                =======            =============
Shares exercisable at October 31, 2000          245,500            $1.00 - $2.32
                                                =======            =============

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

12. Income taxes:

Income tax provision for the years ended October 31, 2000 and 1999, are as follows:

                                                        2000             1999
                                                     ----------      ----------
Federal
   Current                                           $   88,612      $ (119,755)
   Deferred                                             (79,743)        119,755
                                                     ----------      ----------
                                                          8,869              --
                                                     ----------      ----------
State
   Current                                               30,000          (3,245)
   Deferred                                              (9,400)          3,245
                                                     ----------      ----------
                                                         20,600              --
                                                     ----------      ----------
Income tax provision                                 $   29,469      $       --
                                                     ==========      ==========

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes. The items causing this difference as of October 31, 2000 and 1999, are as follows:

                                                       2000             1999
                                                     --------         --------
Federal statutory rate                                   34.0%           (34.0%)
State taxes, net of federal benefit                       7.5             (1.0)
Other                                                     3.8               --
Valuation allowance                                     (33.7)            35.0
                                                     --------         --------
Effective tax rate                                       11.6%              --
                                                     ========         ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of October 31, 2000 and 1999, are as follows:

                                                        2000             1999
                                                     ----------      ----------
Deferred tax assets
   Bad debt reserves                                 $   34,920      $   31,470
   Inventory reserves and capitalization                178,166         112,735
   Property and equipment due to depreciation            18,080              --
   Accrued liabilities and other                         86,069              --
   Operating loss carryforwards                              --          85,790
   Valuation allowance                                 (228,092)       (220,322)
                                                     ----------      ----------
Deferred tax assets                                      89,143           9,673
                                                     ----------      ----------
Deferred tax liabilities
   Property and equipment due to depreciation                --          (1,497)
   Other                                                     --          (8,176)
                                                     ----------      ----------
Total gross deferred tax liabilities                         --          (9,673)
                                                     ----------      ----------
Net deferred tax assets                              $   89,143      $       --
                                                     ==========      ==========

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

Year ending October 31
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

16. Quarterly data (unaudited):

The table summarizes the unaudited results of operations for each quarter of 2000 and 1999:

                                      First                         Second
                         ----------------------------  -----------------------------
2000:                    As reported on                As reported on
                            Form 10-Q     As restated     Form 10-Q      As restated
                            ---------     -----------     ---------      -----------
   Total revenues           $2,531,122     $2,531,122     $2,572,321     $2,572,321
   Income (loss) from
   operations                  195,024        174,688        145,399         94,378
   Net income (loss)           212,283        191,947        100,895         49,874
   Earnings per share
     Basic and diluted             .05            .04            .02            .01

                                           Third                    Fourth
                              -----------------------------      -----------
2000:                         As reported on
                                 Form 10-Q      As restated
                                 ---------      -----------

   Total revenues               $ 2,576,154     $ 2,576,154      $ 2,703,222
   Income (loss) from
   operations                        92,688          23,444          (19,309)
   Net income (loss)                 49,389         (19,855)           2,360
   Earnings per share
     Basic and diluted                  .01             .00              .00

                             First           Second                 Third
                            ----------     ----------  ----------------------------
1999:                                                  As reported on
                                                          Form 10-Q     As restated
                                                          ---------     -----------
   Total revenues           $1,732,507     $1,513,033     $1,825,106    $1,825,106
   Income (loss) from
   operations                  (83,481)      (220,943)        38,097        (2,843)
   Net income (loss)           (79,317)      (215,997)        47,392         6,452
   Earnings per share
     Basic and diluted            (.02)          (.06)           .01           .00

                                               Fourth
                                ----------------------------------
1999:                           As reported on
                                   Form 10-Q           As restated
                                   ---------           -----------

   Total revenues                 $ 2,019,985          $ 2,019,985
   Net income (loss)
   from operations                   (115,972)            (122,222)
   Net loss                          (104,300)            (110,550)
   Earnings per share
     Basic and diluted                   (.03)                (.03)

      The quarterly results for 2000 and 1999 are being restated to reflect the expense associated with warrants issued to non-employees (see Note 2). The restatement of the 2000 quarterly results also include additional compensation expense associated with stock options (see Note 10).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of February, 2001.

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

         Signature                                   Title                                    Date
         ---------                                   -----                                    ----
/s/ Gerald D. Posner                        Chief (Principal) Executive Officer,        February 14, 2001
------------------------------------        Director
     Gerald D. Posner

/s/ Paul Kohmescher                         Chief (Principal) Financial Officer         February 14, 2001
------------------------------------
     Paul Kohmescher

/s/ Lawrence C. Karlson                     Chairman of the Board                       February 14, 2001
------------------------------------
     Lawrence C. Karlson

/s/ Keikhosrow Irani                        Chief Technical Officer, Director           February 14, 2001
------------------------------------
     Keikhosrow Irani

/s/ Dennis Stoneman                         Vice President, Director                    February 14, 2001
------------------------------------
     Dennis Stoneman

/s/ William J. Eckenrode                    Director                                    February 14, 2001
------------------------------------
     William J. Eckenrode

/s/ Henry M. Rowan                          Director                                    February 14, 2001
------------------------------------
     Henry M. Rowan