Form 10QSB
period 2001-01-31
MIKRON INSTRUMENT CO INC
filed 2001-03-16
CIK 787809

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 2001

                                       OR

          |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-15486


                         MIKRON INSTRUMENT COMPANY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 NEW JERSEY                                22-1895668
                 ----------                                -----------
   State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization                       Identification No.)

                   16 Thornton Road, Oakland, New Jersey 07436
                   -------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (201) 405-0900
                                 ---------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of March 14, 2001 was 4,288,200 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION:                                         Page No.

         Balance Sheet - January 31, 2001                                    3

         Statements of Operations - Three months ended January 31,
         2001 and 2000                                                       4

         Statements of Cash Flows - Three months ended January 31,
         2001 and 2000                                                       5

         Notes to Financial Statements                                       6

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations                                9

PART II - OTHER INFORMATION                                                 11

SIGNATURES                                                                  12

                 Mikron Instrument Company, Inc. and Subsidiary

                           Consolidated balance sheet
                             As of January 31, 2001

                                                               January 31, 2001
                                                               ----------------
                                                                    (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                         $363,227
     Accounts receivable, less allowance for
         doubtful accounts of $91,896                                 1,999,130
     Inventories                                                      3,224,159
     Deferred tax asset                                                  93,515
     Prepaid expenses and other current assets                           61,022
                                                                     ----------
Total current assets                                                  5,741,053

Property and equipment, net of accumulated
        depreciation of $955,044                                        314,421
Goodwill, net of accumulated amortization of $39,918                    699,962
Other assets                                                            155,058
                                                                     ----------
Total                                                                $6,910,494
                                                                     ==========

Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                                $1,115,315
     Accrued liabilities                                                328,395
     Current portion of long term debt                                  333,333
                                                                     ----------
Total current liabilities                                             1,777,043

Long term debt                                                          527,107
                                                                     ----------
Total liabilities                                                     2,304,150
                                                                     ----------

Shareholders' equity
     Common stock, $.003 par value;
         Authorized - 15,000,000 shares; issued and
         outstanding - 4,288,200 shares                                  12,865
     Additional paid-in capital                                       4,311,207
     Retained earnings                                                  286,372
     Accumulated other comprehensive deficit                             (4,100)
                                                                     ----------
Total shareholders' equity                                            4,606,344
                                                                     ----------

Total                                                                $6,910,494
                                                                     ==========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                Three Months Ended
                                                    January 31,
                                             --------------------------
                                                2001           2000
                                                ----           ----
                                                            (Restated
                                                            see note 3)
Revenues:
     Net sales                              $ 3,337,688    $ 2,485,008
     Royalties                                   44,174         46,114
                                            -----------    -----------
Total revenues                                3,381,862      2,531,122
                                            -----------    -----------

Costs and expenses:
     Cost of goods sold                       1,820,958      1,264,447
     Selling, general and administrative      1,203,686        851,910
     Research and development                   255,702        240,077
                                            -----------    -----------
Total costs and expenses                      3,280,346      2,356,434
                                            -----------    -----------

Income from operations                          101,516        174,688
Other income (expense):
     Interest expense                           (18,831)             0
     Other, net                                 (22,922)        17,259
                                            -----------    -----------
Net income before income taxes                   59,763        191,947
Income tax provision                             23,905              0
                                            -----------    -----------
Net income                                  $    35,858    $   191,947
                                            ===========    ===========
Net income per share-basic                  $      0.01    $      0.04
                                            ===========    ===========
Weighted average number of shares-basic       4,288,200      4,285,700
                                            ===========    ===========
Net income per share-diluted                $      0.01    $      0.04
                                            ===========    ===========
Weighted average number of shares-diluted     4,453,117      4,294,590
                                            ===========    ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         January 31
                                                                                ---------------------------
                                                                                     2001          2000
                                                                                     ----          ----
                                                                                                (Restated
                                                                                                See Note 3)
Cash flows from operating activities:
     Net income                                                                 $    35,858    $   191,947
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
         Depreciation                                                                34,147         22,973
         Amortization                                                                12,843          6,802
         Deferred income tax benefit                                                  6,558              0
         Expense on warrants issued to non-employees                                  9,688          9,594
         Stock Compensation expense                                                  14,194         10,742
     Changes in assets and liabilities:
         (Increase) in trade accounts receivable                                   (422,888)      (386,297)
         Decrease (increase) in inventories                                          88,973         (8,313)
         (Increase) in prepaid and other current assets                             (57,212)          (413)
         Decrease in other assets                                                    82,557          1,425
         (Increase) decrease in accounts payable and accrued liabilities            (55,460)       157,370
                                                                                -----------    -----------

Net cash (used in) provided by operating activities                                (250,742)         5,830
                                                                                -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                             (81,124)        (1,577)
                                                                                -----------    -----------

Net cash (used in) investing activities                                             (81,124)        (1,577)
                                                                                -----------    -----------

Cash flows from financing activities:
     Payment of capital lease obligation                                               (714)             0
     Principal payment                                                              (83,333)             0
                                                                                -----------    -----------

Net cash (used in) provided by financing activities                                 (84,047)             0
                                                                                -----------    -----------

Net (decrease) increase in cash and cash equivalents                               (415,913)         4,253
Cash and cash equivalents, beginning of period                                      779,140      1,229,626
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $   363,227    $ 1,233,879
                                                                                ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid for interest                                                          $    18,831    $         0
                                                                                ===========    ===========
Cash paid for income taxes                                                      $   140,000    $         0
                                                                                ===========    ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2001

                                   (Unaudited)

1. BASIS OF PRESENTATION

Our unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our October 31, 2000 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations.

Our unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of our management, necessary to present a fair statement of financial position as of January 31, 2001 and the results of operations and cash flows for the period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior year have been reclassified to conform with the 2001 presentation.

2. EARNINGS PER SHARE

In February 1997, the Financial Standards Accounting Board issued Statement on Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128) which became effective for both interim and annual financial statements for the periods ending December 15, 1997. FAS No. 128 requires a presentation of "basic" and, where applicable, "diluted" earnings per share. Generally, basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period and the diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result.

3. 2000 Accounting Adjustment:

In connection with our completion of the audit of our annual financial statements for fiscal 2000, we identified adjustments related to the accounting for certain employee stock options and warrants issued to non-employees in 1999 which impacted the quarterly results for the three months ended January 31, 2000. As a result, we recorded an adjustment for non-cash compensation expense of $20,336, which is included in selling, general and administrative expenses in the statement of operations for the three months ended January 31, 2000, and has been reflected in our financial statements as follows:

                                                          January 31, 2000
                                                          ---------------
                                                    As reported
                                                      in 2000
                                                     Form 10-Q       As Restated
                                                     ----------      -----------
Current assets                                       $4,868,062       $4,868,062
Long-term assets                                        395,108          388,858
                                                     ----------       ----------
Total Assets                                         $5,263,170       $5,256,920
Total Liabilities                                    $  913,258       $  913,258
                                                     ----------       ----------
Shareholder's Equity
     Common stock                                        12,858           12,858
     Additional paid-in capital                       4,051,393        4,065,479
     Retained earnings                                  285,661          265,325
Total Shareholder's Equity                            4,349,912        4,343,662
                                                     ----------       ----------
                                                     $5,263,170       $5,256,920
                                                     ==========       ==========

                                                    For the three months ended
                                                          January 31, 2000
                                                          ----------------
                                                     As Reported
                                                      In 2000
                                                      Form 10-Q      As Restated
                                                      ---------      -----------
Revenues                                             $2,531,122       $2,531,122

Cost and expenses                                     2,336,098        2,356,434
                                                     ----------       ----------
Operating gain                                          195,024          174,688
Other income                                             17,259           17,259
                                                     ----------       ----------
Net income                                           $  212,283       $  191,947
                                                     ==========       ==========

Net income per share-basic and diluted                     0.05             0.04

4. Adoption of SFAS Nos. 133 and 138

We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on November 1, 2000. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

There was no transition adjustment impact on earnings as a result of adopting these statements. The amount of the transition adjustment recorded in accumulated other comprehensive income as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value amounted to a loss of $4,100. The amount we expect to reclassify as earnings during the next twelve months from the transition adjustment that was recorded in accumulated other comprehensive income is not material.

Accounting for Derivative Instruments and Hedging Activities

We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

We will document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

Derivative Instruments and Hedging Activities

We may enter into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the an appropriate mix of fixed-rate and/or variable-rate debt within the parameters set by management.

At January 31, 2001, we had an interest rate swap with a notional amount of $777,780 under which we paid a fixed rate of interest, 8.85 percent, and received a floating rate of interest, 1.75 percent plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at January 31, 2001 and October 31, 2000, was a liability due to the counterparty of $17,769, and $6,800, respectively. We have not entered into any derivative contracts other than this interest rate swap.

5. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in gains and losses on hedging activities (see note 4). For the three months ended January 31, 2001, the following table sets forth our comprehensive income:

    Net income                                                   $35,858
    Cumulative effect of a change in accounting for cash
    flow hedges                                                   (4,100)
                                                                 -------
    Comprehensive income                                         $31,758
                                                                 =======

We had no items of other comprehensive income prior to November 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Net sales for the quarter ended January 31, 2001 were $3,337,688 which represented a 34.3% increase over our net sales of $2,485,008 for the quarter ended January 31, 2000. The increase can be attributed to the successful introduction of the new fixed high temperature process control camera (Model
9100) and increasing sales of other imaging products. In addition, the acquisition of E Square Technology in May 2000 contributed $457,942 in net sales for the three months ended January 31, 2001.

Royalty income for the three months ended January 31, 2001, was $44,174 as compared to $46,114 for the three month period ended January 31, 2000.

Our cost of sales for the three months ended January 31, 2001 were $1,820,958 compared to $1,264,447 for the same period in fiscal 2000. The percentage of net sales for the three-month period ended January 31, 2001 was 55% as compared to 51% for the three-month period ended January 31, 2000. The higher cost of sales as a percentage of sales in 2001 is due to an increase in import fees of approximately $60,000, product mix, and to a lesser extent, an increase in rent of approximately $10,000.

Selling, general and administrative expenses increased to $1,203,686 for the three months ended January 31, 2001 from $851,910 for the same period in fiscal 2000. Selling, general and administrative expenses increased to 36% of net sales for the three month period ended January 31, 2001 from 34% for the three month period ended January 31, 2000. The primary reasons for the increase are the expenses associated with the recruitment and procurement of qualified employees (approximately $98,000), compensation (approximately $109,000), sales seminars (approximately $47,000) and variable expenses such as commissions (approximately $66,000).

Research and development expenses increased for the quarter ended January 31, 2001 to $255,702 as compared to $240,077 for the same quarter in 2000. The primary reason for the increase is due to an increase in wages of $9,000.

Our income from operations for the three months ended January 31, 2001 was $101,516 compared to $174,688 for the comparable period in fiscal 2000. The decrease is due to an increase in cost of goods sold, and selling, and general and administrative expenses. These expenses grew at a faster rate than the increase in sales, and as a result, the income from operations shows a decrease in dollars and as a percentage of sales (3% compared to 7%).

Interest expense increased by approximately $19,000 as a result of our borrowings under the credit facility we entered into in May 2000 to finance the purchase of E(square)3 Technology.

Other income (expense) net reflects a change of $40,000. The major components of this change are $19,000 in shareholders expense and a decrease in interest income of $7,000.

Our net income before the provision for income taxes for the three months ended January 31, 2001 was $59,763 compared to $191,947 for the comparable period in fiscal 2000. This decrease is due to an increase in cost of goods sold, and selling, general and administrative expenses which grew at a faster rate than sales.

Our effective tax rate for the three-month period ended January 31, 2001 was 40%. Our effective tax rate in the first quarter of fiscal 2000 was 0.0% due to the availability of a tax loss carry forward benefit.

Our net income for the three months ended January 31,2001 was $35,858 compared to $191,947 for the comparable period in fiscal 2000. The decrease resulted from

o an increase in cost of goods sold due to a shift in our sales mix to lower margined products;

o   an increase in selling, general and administrative expenses; and

o   an increase in interest expense.

Liquidity and Capital Resources

At January 31, 2001, we held $363,277 in cash, and we had $1,999,130 in accounts receivable.

Our working capital essentially remained flat. As of January 31, 2001 our working capital was $3,964,010 as compared to $3,949,530 at year-end October 31, 2000.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this Form 10-QSB are forward-looking in nature, including but not limited to our business strategy, marketing assumptions, product development, plans concerning the commercialization of products, certain financial information and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results are subject to the future occurrence of certain events and scientific results, some or all of which are not predictable or within our control. Therefore, actual results may differ materially from those anticipated in any forward-looking statements.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             No exhibits are filed as part of this report.

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

March 16, 2001

                         MIKRON INSTRUMENT COMPANY, INC.


                         By:  /s/ Paul A. Komescher
                              ----------------------------------------------
                              Paul A. Kohmescher, Chief Financial Officer (as Registrant's duly authorized officer)