Form 10QSB
period 2001-04-30
MIKRON INSTRUMENT CO INC
filed 2001-06-14
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of June 12, 2001 was 4,288,200 shares.

                 Mikron Instrument Company, Inc. and Subsidiary

                                     Index

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION:

  Consolidated Balance Sheet - April 30, 2001                               3

  Consolidated Statement of Operations - Three and six months ended
  April 30, 2001 and 2000                                                   4

  Consolidated Statement of Cash Flows - Six months ended April 30,
  2001 and 2000                                                             5

  Notes to Consolidated Financial Statements                                6

Management's Discussion And Analysis of
Financial Condition And Results Of Operations                              10

PART II - OTHER INFORMATION                                                13

SIGNATURES                                                                 14

                 Mikron Instrument Company, Inc and Subsidiary

                           Consolidated Balance Sheet
                              As of April 30, 2001

                                                                  April 30, 2001
                                                                  --------------
                                                                     (Unaudited)

Assets

Current assets:
      Cash and cash equivalents                                     $   384,493
      Trade accounts receivable, less allowance for
           doubtful accounts of $88,642                               2,099,630
      Inventories                                                     3,431,381
      Deferred tax asset                                                 89,143
      Prepaid expenses and other current assets                          89,055
                                                                    -----------

Total current assets                                                  6,093,702
                                                                    -----------

Property and equipment, net
 of accumulated depreciation of $981,490                                288,854
                                                                    -----------

Intangible assets, net of accumulated amortization of $83,591           740,318
                                                                    -----------

Other assets                                                            116,663
                                                                    -----------

                                                                    $ 7,239,537
                                                                    ===========

Liabilities and shareholders' equity

Current liabilities:
      Accounts payable                                              $ 1,140,636
      Accrued liabilities                                               486,107
      Current portion of long term debt                                 333,334
                                                                    -----------

Total current liabilities                                             1,960,077

Long term debt                                                          444,093
                                                                    -----------
                                                                      2,404,170
                                                                    -----------
Shareholders' equity:
      Common stock, $.003 par value;
           Authorized - 15,000,000 shares; issued and
           outstanding - 4,288,200 shares                                12,865
      Additional paid-in capital                                      4,322,025
      Retained earnings                                                 504,577
      Accumulated other comprehensive deficit                            (4,100)
                                                                    -----------
Total shareholders' equity                                            4,835,367
                                                                    -----------
                                                                    $ 7,239,537
                                                                    ===========

                       See notes to financial statements.

                        Mikron Instrument Company, Inc.

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                     Three Months Ended                 Six Months Ended
                                                          April 30,                         April 30,
                                                -----------------------------     -----------------------------
                                                    2001             2000            2001             2000
                                                    ----             ----            ----             ----
                                                                  (restated-                        (restated-
                                                                  see note 3)                       see note 3)
Revenues:
      Net sales                                 $ 3,772,504       $2,524,198      $ 7,110,192       $5,009,206
      Royalties                                      49,880           48,123           94,054           94,237
                                                -----------       ----------      -----------       ----------

Total revenues                                    3,822,384        2,572,321        7,204,246        5,103,443
                                                -----------       ----------      -----------       ----------

Costs and expenses:
      Cost of goods sold                          1,901,296        1,427,680        3,722,254        2,692,127
      Selling, general and administrative         1,282,784          804,477        2,486,470        1,656,387
      Research and development                      289,486          245,786          545,188          485,863
                                                -----------       ----------      -----------       ----------

Total costs and expenses                          3,473,566        2,477,943        6,753,912        4,834,377
                                                -----------       ----------      -----------       ----------

Income from operations                              348,818           94,378          450,334          269,066
                                                -----------       ----------      -----------       ----------

Other income (expense):
      Interest expense, net                         (32,025)               0          (50,856)               0
      Other, net                                     46,982            7,614           24,060           24,874
                                                -----------       ----------      -----------       ----------

Net income before income taxes                      363,775          101,992          423,538          293,940

Income tax provision                                145,510           52,118          169,415           52,118
                                                -----------       ----------      -----------       ----------

Net income                                          218,265           49,874          254,123          241,822
                                                ===========       ==========      ===========       ==========

Net income per share-basic                      $      0.05       $     0.01      $      0.06       $     0.05
                                                ===========       ==========      ===========       ==========
Weighted average number of shares -basic          4,288,200        4,288,200        4,288,200        4,288,200
                                                ===========       ==========      ===========       ==========
Net income per share-diluted                    $      0.05       $     0.01      $      0.06       $     0.05
                                                ===========       ==========      ===========       ==========
Weighted average number of shares -diluted        4,378,181        4,436,811        4,378,181        4,436,250
                                                ===========       ==========      ===========       ==========

                       See notes to financial statements.

                        Mikron Instrument Company, Inc.

                      Consolidated Statement of Cash Flows

                                  (Unaudited)

                                                                           Six Months Ended
                                                                               April 30,
                                                                     ----------------------------
                                                                        2001             2000
                                                                        ----             ----
Cash flows from operating activities:                                                 (Restated-
                                                                                      see note 3)
      Net income                                                     $ 254,123       $   241,822
      Adjustments to reconcile net income to
                 net cash used in operating activities:
           Depreciation                                                 52,593            45,947
           Amortization                                                 34,939            13,606
           Cumulative effect of accounting change                       (4,100)               --
           Expense on warrants issued to non-employees                  32,850            12,500
           Stock compensation expense                                    8,099            58,857

      Changes in assets and liabilities:
           (Increase) in trade accounts receivable                    (523,388)         (811,608)
           (Increase) in inventories                                  (118,249)         (206,182)
           (Increase) in prepaid and other current assets              (43,065)          (18,834)
           Decrease (increase) in other assets                         (95,403)
           Increase in accounts payable and accrued liabilities        131,672           419,674
                                                                     ---------       -----------

Net cash used in operating activities                                 (174,526)         (339,621)
                                                                     ---------       -----------

Cash flow from investing activities:
      Capital expenditures                                             (33,578)          (19,352)
      Capitalized software development                                 (19,484)                0
                                                                     ---------       -----------

Net cash used in investing activities                                  (53,062)                0

Cash flows from financing activities:
      Payment of capital lease obligation                                 (714)           (2,674)
      Principal payment on long-term debt                             (166,346)               --
                                                                     ---------       -----------

Net cash used in financing activities                                 (167,060)           (2,674)
                                                                     ---------       -----------

Net decrease in cash and cash equivalents                             (394,647)         (361,647)

Cash and cash equivalents, beginning of period                         779,140         1,229,626
                                                                     ---------       -----------

Cash and cash equivalents, end of period                             $ 384,493       $   867,979
                                                                     =========       ===========

Supplemental disclosure of cash flow information:

Cash paid for interest                                               $  17,395                 0
Cash paid for income taxes                                           $ 200,000                 0

                       See notes to financial statements.

                        Mikron Instrument Company, Inc.

                   Notes to Consolidated Financial Statements

                                 April 30, 2001

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

Our unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of our management, necessary to present fairly the financial position as of April 30, 2001 and the results of operations and cash flows for the three and six month periods ended April 30, 2001 and 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with the 2001 presentation

2. EARNINGS PER SHARE

In February 1997, the Financial Standards Accounting Board issued Statement on Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128), which became effective for both interim and annual financial statements for the periods ending December 15, 1997. FAS No. 128 requires a presentation of "basic" and, where applicable, "diluted" earnings per share. Basic earnings per share is computed based on the weighted average number of common shares actually outstanding during the period. The computation of diluted earnings per share considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result.

3. 2000 ACCOUNTING ADJUSTMENT

In connection with the completion of the audit of our annual financial statements for fiscal 2000, we identified adjustments related to the accounting for certain employee stock options and warrants issued to non-employees in 1999 which impacted the quarterly results for the three and six months ended April 30, 2000. As a result, we recorded adjustments for non-cash compensation expense of $51,021 and $71,357 which is included in selling, general and administrative expenses in the consolidated statements of operations for the three and six months ended April 30, 2000, respectively. Those adjustments are reflected in our financial statements as follows:

                                                           April 30,2000
                                                  ------------------------------
                                                  As reported
                                                    in Form
                                                     10-QSB          As Restated
                                                  -----------        -----------
Current assets                                     $5,143,762         $5,143,762
Long-term assets                                      479,934            473,684
                                                   ----------         ----------
Total Assets                                       $5,623,696         $5,617,446
                                                   ==========         ==========
Total Liabilities                                  $1,172,888         $1,172,888
                                                   ----------         ----------
Shareholder's Equity
     Common stock                                      12,858             12,858

     Additional paid-in capital                     4,051,393          4,096,164
     Retained earnings                                386,557            335,536
                                                   ----------         ----------
Total Shareholder's Equity                          4,450,808          4,444,558
                                                   ----------         ----------
                                                   $5,623,696         $5,617,446
                                                   ==========         ==========

                                                  Three months ended                   Six months ended
                                                    April 30, 2000                      April 30, 2000
                                            -----------------------------       -----------------------------
                                            As Reported                         As Reported
                                              in Form                             in Form
                                               10-QSB         As Restated          10-QSB         As Restated
                                            -----------       -----------       -----------       -----------
Revenues                                    $ 2,572,321       $ 2,572,321       $ 5,103,443       $ 5,103,443

Cost and expenses                             2,426,922         2,477,943         4,763,020         4,834,377
                                            -----------       -----------
Operating gain                                  145,399            94,378           340,423           269,066
Other income                                      7,614             7,614            24,873            24,873
Taxes                                           (52,118)          (52,118)          (52,118)          (52,118)
                                            -----------       -----------       -----------       -----------
Net income                                  $   100,895       $    49,874       $   313,178       $   241,821
                                            ===========       ===========       ===========       ===========

Net income per share-basic and diluted             0.02              0.01              0.07              0.05

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

There was no transition adjustment impact on earnings as a result of adopting these statements. The transition adjustment, net of the tax effect recorded, in accumulated other comprehensive income as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value, amounted to a loss of $4,100. The amount we expect to reclassify as earnings during the next twelve months from the transition adjustment that was recorded in accumulated other comprehensive income is not material.

Accounting for Derivative Instruments and Hedging Activities

We recognize all derivatives on our balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

We will generally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

Derivative Instruments and Hedging Activities

We may enter into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain an appropriate mix of fixed-rate and/or variable-rate debt within the parameters set by management.

At April 30, 2001, we had an interest rate swap with a notional amount of $694,444 under which we paid a fixed rate of interest, 8.85 percent, and received a floating rate of interest, of LIBOR plus 1.75 percent, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at April 30, 2001, was an asset due from the counter party of $19,110. The gain from the change in the fair value of the swap for the three and six month periods ended April 30, 2001 of $36,879 and 25,980, respectively, was recorded in other income in the accompanying consolidated statement of operations. We have not entered into any derivative contracts other than this interest rate swap.

5. COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in gains and losses on hedging activities (see note 4). For the six months ended April 30, 2001, the following table sets forth our changes in other comprehensive income:

Net income                                                              $254,123
Cumulative effect of a change in
accounting for cash flow hedges                                            4,100
                                                                        --------
Other comprehensive income                                              $250,023
                                                                        ========

We had no items of other comprehensive income prior to November 1, 2000.

6. STOCK OPTIONS AND WARRANTS

During the quarter ended April 30, 2001, the Board of Directors approved the modification of vesting provisions of stock options issued under our Omnibus Stock Incentive Plan. These modifications were made in order to eliminate the application of the variable accounting rules to those options. Under the terms of the modifications, options to purchase 277,142 shares of common stock will vest at fixed dates no later than April 30, 2004. The shares may vest on accelerated schedules if certain performance targets are met. Compensation (income) expense of ($6,095) and $8,099, respectively, associated with these options was recorded in the three and six month periods ended April 30, 2001.

On May 15, 2001 we issued options to purchase 20,000 shares of common stock to an employee with an exercise price of $1.09. The shares vest in equal installments during the years ended December 31, 2001 to 2004.

During the quarter ended April 30, 2001, a consultant to whom we had issued an unvested warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share agreed to our requests to modify the terms of that warrant. These modifications were made in order to eliminate the application of the variable accounting rules to the warrant. As modified, the warrant no longer contains any vesting provisions, and entitles the holder to purchase 40,000 shares of common stock at the same exercise price. Expenses of $16,912 and $20,350, respectively, associated with the warrant was recorded during the three and six month periods ended April 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Net sales for the quarter ended April 30, 2001 were $3,772,504, a 49.5% increase over our net sales of $2,524,198 for the quarter ended April 30, 2000. For the six months ended April 30, 2001, our net sales were $7,110,192, a 41.9% increase over our net sales of $5,009,206 for the comparable six months of fiscal 2000. These increases can be attributed to three main factors: increasing sales of imaging products of approximately $600,000 and $675,000 for the three month and six month periods ended April 30, 2001, respectively, sales of approximately $400,000 per quarter during each of the last two fiscal quarters by our E Square Technology ("E2T") subsidiary (which we acquired in May 2000), and the growth of sales of $380,000 and $670,000 for the three and six month periods ended April 30, 2001 in one of our fixed instrument lines after we solved a raw material shortage that allowed us to reduce the backlog for that product line.

Royalty income for the quarter ended April 30, 2001, remained relatively steady at $49,880, compared to $48,123 for the quarter ended April 30, 2000. For the six months ended April 30, 2001, our royalty income was $94,054 compared to $94,237 for the six month period ended April 30, 2001.

Our cost of sales as a percentage of net sales for the three and six month periods ended April 30, 2001 were 50% and 52%, respectively, as compared to 57% and 54% for the three and six month periods ended April 30, 2000 respectively. The decrease in cost of sales was due primarily to certain economies of scale with increased sales and a reduction this year in the number of demonstration units sold to representatives at or close to cost. .

Selling, general and administrative expenses for the three and six month periods ended April 30, 2001 were $1,282,784 and $2,486,470, as compared to $804,477 and
$1,656,387 for the comparable periods of fiscal 2000. The major components of the six month comparative increase of approximately $830,000 in our SG&A were: representative commissions and training expense of $221,000, employment costs of $211,000, professional fees of $164,000, warrant expense of $60,000, travel expense of $33,000 and sales and use taxes amounting to $28,000. The major components of the three month comparative increase of approximately $478,000 in our SG&A were: representative commissions and training expense of $120,000, employment costs of $114,000, professional fees of $86,000, and Sales and use taxes amounting to $25,000.

Research and Development expenses for the quarter ended April 30, 2001 increased by 17.8% to $289,486 as compared to $245,786 for the quarter ended April 30, 2000. As for the six month period ended April 30, 2001, R&D expenses increased by 12.2% to $545,188 as compared to

$485,863 for the same period last year. Such increases were due primarily to additional staff utilized to help us develop new products.

Our income from operations for the three and six months ended April 30, 2001 was $348,818 and $450,334 respectively compared to $94,378 and $269,066 for the comparable periods in fiscal 2000. The increase is due primarily to an increase in sales and gross profit. The increase is partially offset by an increase in SG&A costs, which rose at a faster rate than sales.

Interest expense, was $32,025 and $50,856 for the three and six month periods ending April 30, 2001, respectively. There was no interest expense for the comparable periods in fiscal 2000 as we had no debt before we entered into our credit facility in May 2000 to purchase E2T.

Other income was $46,982 and $24,060 for the three and six month periods ended April 30, 2001 respectively, compared to other income of $7,614 and $24,874 for the same periods in fiscal 2000. The main component of the other income for the quarter was a gain from the interest rate swap of $36,879. We do not expect to show similar gains in the future.

Our net income before the income tax provision for the three and six month periods ended April 30, 2001 was $363,775 and 423,538, respectively, compared to $101,992 and 293,940 for the comparable periods in fiscal 2000.

Our income tax provision for the three and six month periods ended April 30, 2001 was $145,510 and $169,415, respectively, compared to $52,118 for both periods in fiscal 2000. Our effective tax rate in 2001 is 40% for both the six month and three month period ended April 30, 2001. The comparable tax rates in fiscal 2000 were 14%, and 34%. The effective tax rates in fiscal 2000 included the benefit utilization of net operating loss carry forwards from prior years. There is no remaining net operating loss carry forward to shelter 2001 income.

Our net income for the three and six month periods ended April 30, 2001 was $218,265 and $254,123 respectively, compared to $49,874 and $241,822 for the comparable periods in fiscal 2000. The slight increase in the six month net income in 2001 was due primarily to an increase in sales. The increase in sales is almost entirely offset by an increase in SG&A costs and tax expense which rose at a rate greater than sales. The increase in the three month net income was due primarily to the increase in sales and the absence of reduced margins on thermal imaging products from last year due to our sales of demonstration units to our new thermal imaging sales representatives at or close to cost.

Liquidity and Capital Resources

At April 30, 2001, we held $384,493 in cash and we had $2,099,630 in accounts receivable. The decrease in cash of $394,646 since October 31, 2000 resulted primarily from cash being used to fund working capital as a result of our growth.

Our working capital as of April 30, 2001 was $4,133,625 as compared to $3,949,530 at year end October 31, 2000. This increase primarily was a result of the increase in our accounts receivable.

In March 2001, we increased the working capital line of credit that had been extended to us by our bank to $1,500,0000. The principal outstanding under the line is payable on demand. As of April 30, 2001, there were no amounts outstanding under the agreement.

In April 2000, we entered into a $1,000,000 term loan agreement with the same bank for the purpose of financing our acquisition of E Square Technology Corporation. Under the terms of that agreement, the loan must be repaid in 36 monthly installments of principal commencing June 1, 2000 and continuing through May 3, 2003. As of April 30, 2001, there was $694,444 outstanding under that loan agreement.

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

      a. Exhibits

Exhibit 10.18  $1,500,000 Line of Credit Agreement with Fleet National Bank

      b. Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 13, 2001

                                  MIKRON INSTRUMENT COMPANY, INC.


                                  By: /s/ Paul A. Kohmescher
                                     -------------------------------------------
                                     Paul A. Kohmescher, Chief Financial Officer
                                      (as Registrant's duly authorized officer)