Form 10QSB
period 2001-07-31
MIKRON INSTRUMENT CO INC
filed 2001-09-04
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 2001

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-15486

                         MIKRON INSTRUMENT COMPANY, INC.
              ----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of August 31, 2001 was 4,288,200 shares.

                 Mikron Instrument Company, Inc. and Subsidiary

                                      Index

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

     Consolidated Balance Sheet - July 31, 2001                                3

     Consolidated Statement of Operations - Three and nine months ended
     July 31, 2001 and 2000                                                    4

     Consolidated Statement of Cash Flows - Nine months ended July 31,
     2001 and 2000                                                             5

     Notes to Consolidated Financial Statements                                6

Management's Discussion And Analysis of
Financial Condition And Results Of Operations                                 10

PART II - OTHER INFORMATION                                                   14

SIGNATURES                                                                    15

                  Mikron Instrument Company, Inc and Subsidiary

                           Consolidated Balance Sheet
                               As of July 31, 2001

                                                              July 31, 2001
                                                              -------------
                                                               (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                  $   362,993
     Trade accounts receivable, less allowance for
         doubtful accounts of $88,642                             2,449,649
     Inventories                                                  3,510,756
     Deferred tax asset                                              89,143
     Prepaid expenses and other current assets                       75,736
                                                                -----------

Total current assets                                              6,488,277

Property and equipment, net
 of accumulated depreciation of $1,011,991                          368,177

Intangible assets, net of accumulated amortization of $101,193      722,716

Other assets                                                         84,545
                                                                -----------

                                                                $ 7,663,715
                                                                ===========

Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                           $   985,843
       Accrued liabilities                                          800,623
     Current portion of long term debt                              333,334
                                                                -----------

Total current liabilities                                         2,119,800

Long term debt                                                      360,440
                                                                -----------
                                                                  2,480,240
                                                                -----------
Shareholders' equity:
     Common stock, $.003 par value;
         Authorized - 15,000,000 shares; issued and
         outstanding - 4,288,200 shares                              12,865
     Additional paid-in capital                                   4,324,830
     Retained earnings                                              849,880
     Accumulated other comprehensive deficit                         (4,100)
                                                                -----------
 Total shareholders' equity                                       5,183,475
                                                                -----------
                                                                $ 7,663,715
                                                                ===========

                       See notes to financial statements.

                         Mikron Instrument Company, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                Three Months Ended          Nine Months Ended
                                                    July 31,                     July 31,
                                            -------------------------   --------------------------
                                                2001           2000         2001          2000
                                                ----           ----         ----          ----
                                                           (restated-                   (restated-
                                                          see note 3)                   see note 3)
Revenues:
     Net sales                              $ 4,142,083   $ 2,536,857   $ 11,252,275   $ 7,546,063
     Royalties                                   43,788        39,297        137,842       133,534
                                            -----------   -----------   ------------   -----------

Total revenues                                4,185,871     2,576,154     11,390,117     7,679,597
                                            -----------   -----------   ------------   -----------

Costs and expenses:
     Cost of goods sold                       2,073,054     1,152,533      5,795,308     3,844,660
     Selling, general and administrative      1,154,651     1,090,878      3,641,121     2,747,265
     Research and development                   424,925       309,299        970,113       795,162
                                            -----------   -----------   ------------   -----------

Total costs and expenses                      3,652,630     2,552,710     10,406,542     7,387,087
                                            -----------   -----------   ------------   -----------

Income from operations                          533,241        23,444        983,575       292,510
                                            -----------   -----------   ------------   -----------

Other income (expense):
     Interest expense, net                      (12,470)       (5,214)       (63,326)       (5,214)
     Other, net                                  14,586)       (4,891)         9,474        19,983
                                            -----------   -----------   ------------   -----------

Net income before income taxes                  506,185        13,339        929,723       307,279

 Income tax provision                           160,941        33,194        330,356        85,312
                                            -----------   -----------   ------------   -----------

Net income (Loss)                           $   345,244   $   (19,855)  $    599,367   $   221,967
                                            ===========   ===========   ============   ===========

Net income per share-basic                  $      0.08   $      0.00   $       0.14   $      0.05
                                            ===========   ===========   ============   ===========
Weighted average number of shares -basic      4,288,200     4,288,200      4,288,200     4,288,200
                                            ===========   ===========   ============   ===========
Net income per share-diluted                $      0.08   $      0.00   $       0.14   $      0.05
                                            ===========   ===========   ============   ===========
Weighted average number of shares -diluted    4,344,406     4,451,219      4,341,432     4,451,219
                                            ===========   ===========   ============   ===========

                       See notes to financial statements.

                         Mikron Instrument Company, Inc.

                      Consolidated statement of cash flows

                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                  July 31,
                                                                          -----------------------
                                                                             2001         2000
                                                                             ----         ----
Cash flows from operating activities:                                                  (Restated-
                                                                                       see note 3)
     Net income                                                           $ 599,367   $   221,967
     Adjustments to reconcile net income to
               net cash used in operating activities:
         Depreciation                                                        84,273        66,101
         Amortization                                                        52,541        31,095
         Expense on warrants issued to non-employees                         39,100        18,750
         Stock compensation expense                                          10,934       121,851

     Changes in assets and liabilities:
         (Increase) in trade accounts receivable                           (873,407)     (360,688)
         (Increase) in inventories                                         (197,624)     (391,271)
         (Increase) in prepaid and other current assets                     (54,746)      (14,693)
         Decrease (increase) in other assets                                 46.800      (106,944)
         Increase in accounts payable and accrued liabilities               291,395      (103,767)
                                                                          ---------   -----------

Net cash used in operating activities                                        (1,367)     (517,599)
                                                                          ---------   -----------

Cash flow from investing activities:
     Capital expenditures                                                  (144,582)      (37,254)
     Net assets acquired                                                          0      (844,873)
     Capitalized software development                                       (19,484)            0
                                                                          ---------   -----------

Net cash used in investing activities                                      (164,066)     (882,127)
                                                                          ---------   -----------
Cash flows from financing activities:
     Payment of capital lease obligation                                       (714)       (4,765)
     Principal payment on long-term debt                                   (250,000)      (55,554)
     Proceeds from issuance of capital stock                                      0         3,124
     Proceeds from loan                                                           0     1,082,662
                                                                          ---------   -----------

Net cash used in financing activities                                      (250,714)    1,025,467
                                                                          ---------   -----------

Net decrease in cash and cash equivalents                                  (416,147)     (374,259)

Cash and cash equivalents, beginning of period                              779,140     1,229,626
                                                                          ---------   -----------

Cash and cash equivalents, end of period                                  $ 362,993   $   855,367
                                                                          =========   ===========

Supplemental disclosure of cash flow information:

Cash paid for interest                                                    $  50,135   $         0
Cash paid for income taxes                                                $ 200,000   $         0

                       See notes to financial statements.

                         Mikron Instrument Company, Inc.

                          Notes to financial statements

                                  July 31, 2001

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

Our unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of our management, necessary to present fairly our financial position as of July 31, 2001 and the results of operations and cash flows for the three and nine month periods ended July 31, 2001 and 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

3.    2000 ACCOUNTING ADJUSTMENT

In connection with the completion of the audit of our annual financial statements for fiscal 2000, we identified adjustments related to the accounting for certain employee stock options and warrants issued to non-employees in 1999 which impacted the quarterly results for the three and nine months ended July 31, 2000. As a result, we recorded adjustments for non-cash compensation expense of $69,244 and $140,601 which is included in selling, general and administrative expenses in the consolidated statements of operations for the three and nine months ended July 31, 2000, respectively. Those adjustments are reflected in our financial statements as follows:

                                                July 31, 2000
                                         ----------------------------
                                         As reported
                                          in Form
                                          10-QSB          As Restated
                                         ----------       -----------
Current assets                           $5,237,522        $5,237,522
Long-term assets                          1,114,617         1,108,367
                                         ----------        ----------
Total Assets                             $6,352,139        $6,345,889
                                         ==========        ==========
Total Liabilities                        $1,848,817        $1,848,817
                                         ----------        ----------
Shareholder's Equity
     Common stock                            12,865            12,865
     Additional paid-in capital           4,054,510         4,117,504
     Retained earnings                      435,947           366,703
                                         ----------        ----------
Total Shareholder's Equity                4,503,322         4,497,072
                                         ----------        ----------
                                         $6,352,139        $6,345,889
                                         ==========        ==========

                                            Three months ended           Nine months ended
                                              July 31, 2000                July 31, 2000
                                        -------------------------   -------------------------
                                        As Reported                 As Reported
                                           in Form                    in Form
                                           10-QSB     As Restated     10-QSB      As Restated
                                        -----------   -----------   -----------   -----------
Revenues                                $ 2,576,154   $ 2,576,154   $ 7,679,597   $ 7,679,597

Cost and expenses                         2,483,466     2,552,710     7,246,486     7,387,087
                                        -----------   -----------   -----------   -----------
Operating gain                               92,688        23,444       433,111       292,510
Other income                                (10,105)      (10,105)       14,768        14,769
Taxes                                       (33,194)      (33,194)      (85,312)      (85,312)
                                        -----------   -----------   -----------   -----------
Net income (Loss)                       $    49,389   $   (19,855)  $   362,567   $   221,967
                                        ===========   ===========   ===========   ===========

Net income per share-basic and diluted  $      0.01   $      0.00   $      0.08   $      0.05
                                        ===========   ===========   ===========   ===========

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

At July 31, 2001, we had an interest rate swap with a notional amount of $611,111 under which we paid a fixed rate of interest, 8.85 percent, and received a floating rate of interest, of LIBOR plus 1.75 percent, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at July 31, 2001, was an asset due from the counter party of $19,178. The gain from the change in the fair value of the swap for the three and nine month periods ended July 31, 2001 of $178 and 26,226, respectively, was recorded in other income in the accompanying consolidated statement of operations. We have not entered into any derivative contracts other than this interest rate swap.

5.    COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components. Comprehensive income is the total of net income and the current year change in gains and losses on hedging activities (see note 4). For the six months ended July 31, 2001, the following table sets forth our changes in other comprehensive income:

      Net income                                                $ 599,367
      Cumulative effect of a change in
       accounting for cash flow hedges                             (4,100)
                                                                ---------
      Other comprehensive income                                $ 595,267
                                                                =========

We had no items of other comprehensive income prior to November 1, 2000.

6.    STOCK OPTIONS AND WARRANTS

During the quarter ended April 30, 2001, the Board of Directors approved the modification of vesting provisions of stock options issued under our Omnibus Stock Incentive Plan. These modifications were made in order to eliminate the application of the variable accounting rules to those options. Under the terms of the modifications, options to purchase 277,142 shares of common stock will vest at fixed dates no later than April 30, 2004. The shares may vest on accelerated schedules if certain performance targets are met. Compensation (income) expense of $2,835 and $10,934, respectively, associated with these options was recorded in the three and nine month periods ended July 31, 2001.

On May 15, 2001 we issued options to purchase 20,000 shares of common stock to an employee with an exercise price of $1.09. The shares vest in equal installments during the years ended December 31, 2001 to 2004.

During the quarter ended April 30, 2001, a consultant to whom we had issued an unvested warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share agreed to our requests to modify the terms of that warrant. As modified, the warrant no longer contains any vesting provisions, and entitles the holder to purchase 40,000 shares of common stock at the same exercise price. Expenses of $6,250 and $26,600, respectively, associated with the warrant was recorded during the three and nine month periods ended July 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Net sales for the quarter ended July 31, 2001 were $4,142,083, a 60.8% increase over our net sales of $2,536,857 for the quarter ended July 31, 2000. For the nine months ended July 31, 2001, our net sales were $11,252,275, a 49.1% increase over our net sales of $7,546,063 during the same nine months in fiscal 2000. These increases can be attributed to three main factors:

      o Increased sales of imaging products of approximately 250% and 88% for the three month and nine month periods ended July 31, 2001, respectively, as compared to corresponding periods in the prior year. We anticipate continued growth in our imaging products through the end of our fiscal year.

      o Increased sales of our E(2)T line of products of approximately 38% and 403% for the three and nine month periods ended July 31, 2001, respectively, as compared to corresponding periods in the prior year. We acquired our E(2)T subsidiary in May 2000. Accordingly, we have only consolidated its results from the date of acquisition. We anticipate that our year to date increase in E(2)T product sales will continue through the end of our fiscal year.

      o Sales growth of 39% and 104% for the three and nine month periods ended July 31, 2001, as compared to corresponding periods in the prior year, in one of our fixed instrument lines. Prior year's sales were depressed because the company was unable to fill orders due to a shortage in a key raw material used in our production process. We expect to maintain our normal backlog of this product in the fourth quarter.

Royalty income was $43,788 and $137,842 for the three and nine months ended July 31, 2001 compared to $39,297 and $133,534 for the three and nine months ended July 31, 2000, respectively.

Our cost of sales as percentages of net sales for the three and nine month periods ended July31, 2001 were 50% and 52%, respectively, as compared to 45% and 50% for the three and nine month periods ended July 31, 2000. The comparative decrease in cost of sales as a percentage of net sales is due primarily to certain economies of scale, associated increased sales and a more favorable product mix.

Selling, general and administrative expenses for the three and nine month periods ended July 31, 2001 were $1,154,651 and $3,641,121, respectively, compared to $1,090,878 and $2,747,265 for the comparable periods of fiscal 2000. The major components of the nine month comparative increase of approximately $894,000 were:

      o Employment costs of $294,000 for staffing to accommodate increased sales

      o Representative commissions and training expense of $293,000 due to increased sales

      o     Professional fees of $96,000

      o     Travel expense of $75,000

      o Expense of $66,000 related to the amendment of certain warrants issued to consultants (see note 6 to our financial statements located in Part I of this Report)

The major components of the three month comparative increase of approximately $64,000 in our SG&A were representative commissions and training expenses due to increased sales.

Research and Development expenses for the quarter ended July 31, 2001 increased to $424,925 compared to $309,299 for the quarter ended July 31, 2000. In the nine month period ended July 31, 2001, R&D expenses increased to $970,113 compared to $795,162 for the same period last year. The increases were incurred mainly in two areas:

      o increased consulting fees of $83,000 and $92,000, respectively, for the three and nine month periods ended July 31, 2001 over the same periods in 2000 respectively, and

      o increased employment costs of $29,000 and $53,000, respectively for the three and nine month periods respectively, ending July 31, 2001, compared to the same periods in 2000.

Our income from operations for the three and nine months ended July 31, 2001 was $533,241 and $983,575, respectively, compared to $23,444 and $292,510 for the comparable periods in fiscal 2000. These increases were due primarily to increases in sales of $1,605,226 and $3,706,212 for the three and nine month periods ended July 31, 2001, respectively, compared to the same periods of fiscal 2000. Those sales increases were primarily offset by corresponding increases in costs and expenses of $1,099,920 and $3,019,455, respectively, for the three and nine month periods ended July 31, 2001, respectively, compared to the same periods of fiscal 2000.

Interest expense net, was $12,470 and $63,326 for the three and nine month periods ending July 31, 2001, respectively. compared to $0 and $5,214, respectively, during the comparable periods of fiscal 2000. Our increased interest expenses relate to our borrowings to fund of May 2000 purchase of E(2)T.

Other income, net consisted of a loss of $14,586 and a gain of $9,474 for the three and nine month periods ended July 31, 2001 respectively, compared to a loss of $4,891 and a gain of $19,983 for the same periods in fiscal 2000. The main component of our other income during the three and nine months ended July 31, 2001 was a gain from the change in the fair market value of an interest rate swap of $36,694. We do not expect to show similar gains in the future.

Our net income before the income tax provision for the three and nine month periods ended July 31, 2001 was $506,185 and $929,723, respectively, compared to $13,339 and $307,279 for the comparable periods in fiscal 2000.

Our income tax provisions for the three and nine month periods ended July 31, 2001 were $160,941 and $330,356, respectively, compared to $33,194 and $85,312 for the comparable periods in fiscal 2000. Our effective for the three and month periods ended July 31, 2001, were 32% and 36%, respectively. The comparable tax rate for the nine month period ended July 31, 2000 was 28%. The comparable tax rate for the three month period ended July 31, 2000 was 40% before we restated our accounting adjustment described in note 3 of our accompanying financial statements. The effective tax rate for the three months ended July 31, 2000 which resulted from the restatement was 249%. The effective tax rates in fiscal 2000 included the benefit utilization of net operating loss carry forwards from prior years. There is no remaining net operating loss carry forward to shelter 2001 income.

Our net income for the three and nine month periods ended July 31 2001 was $345,244 and $599,367, respectively, compared to a net loss of $19,855 and net income of $221,967 for the comparable periods in fiscal 2000. The increases for the three and nine month periods ended July 31, 2001, were due primarily to increases in sales. These increases were partially offset by increases in costs and expenses. The increases in net income were also offset by a higher effective tax rate for corporate income taxes.

Liquidity and Capital Resources

At July 31, 2001, we had $362,993 in cash and $2,499,649 in accounts receivable. The decrease in cash of $416,147 since October 31, 2000 resulted primarily from cash being used to fund working capital as a result of our growth, and payments in reduction of the term loan indebtedness we incurred to fund the purchase of E(2)T.

Our working capital at July 31, 2001 was $4,349,298 as compared to $3,987,031 at year end October 31, 2000. This increase primarily was a result of the increase in our accounts receivable.

In March 2001, we increased the working capital line of credit that had been extended to us by our bank to $1,500,0000. The principal outstanding under the line is payable on demand. As of July 31, 2001, there were no amounts outstanding under the agreement nor did we utilize the line of credit during the quarter.

In April 2000, we entered into a $1,000,000 term loan agreement with our bank for the purpose of financing our acquisition of E(2)T. Under the terms of that agreement, the loan must be repaid in 36 monthly installments of principal during the period which commenced on June 1, 2000 and which will end on May 3, 2003. As of July 31, 2001, there was $611,111 outstanding under that loan agreement.

As collateral security for our indebtedness under the working capital line of credit and our obligation under the term loan agreement, we have granted a security interest to the bank, which covers virtually all of our assets. The term loan agreement also contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. The company is in compliance with those covenants at this time.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 31, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on November 1, 2002). SFAS No. 141 prohibits pooling of interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We are in the process of evaluating the financial statement impact of adoption of SFAS No. 142, but we do not believe it will result in a material impact on the financial statements.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      The Company held its annual meeting of shareholders on June 11, 2001. As of the May 3, 2001 record date of the meeting, there were a total of 4,288,200 shares of the Company's common stock outstanding and entitled to be voted at the annual meeting. There were 3,563,825 shares (83.1%) present in person or by proxy at the meeting.

The following directors were elected at the meeting:

                                                                  Number of Shares
                                                          ----------------------------------
                                                                               Against or
                 Director                                      For             Abstained
                 ------------------------------------     --------------     ---------------
                 Gerald D. Posner                             3,554,345               9,480
                 Dennis Stoneman                              3,554,345               9,480
                 Keikhosrow Irani                             3,554,345               9,480
                 William J. Eckenrode                         3,554,345               9,480
                 Henry M. Rowan                               3,554,345               9,480
                 Lawrence C. Karlson                          3,554,345               9,480

Also at the Meeting, the shareholders ratified the selection of Arthur Andersen L.L.P. as the Company's independent accountants for the fiscal year ending October 31, 2001 by a vote of 3,405,925 shares (79.4%) in favor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.    Exhibits

There are no exhibits for the current quarter

     b.    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter for which this report has been filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 4, 2001

                                  MIKRON INSTRUMENT COMPANY, INC.


                                  By: /s/ Paul A. Kohmescher
                                     ------------------------------------------
                                     Paul A. Kohmescher, Chief Financial Officer
                                     (as Registrant's duly authorized officer)