Form 10KSB40
period 2001-10-31
MIKRON INSTRUMENT CO INC
filed 2002-01-14
CIK 787809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-KSB
                                   -----------
                          ANNUAL OR TRANSITIONAL REPORT
                                   (Mark One)
               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001
                                       OR
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for the most recent fiscal year were $15,315,568.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 11, 2002, based upon the average bid and asked prices of such stock on that date was $8,014,881. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

The number of shares of the registrant's common stock outstanding as of January 11, 2002 was 4,288,200

Transitional Small Business Disclosure Format Yes |_| No |X|

                                     PART I

ITEM 1. BUSINESS

GENERAL

We are a New Jersey corporation organized in 1969. We develop, manufacture, market and service equipment and instruments for non-contact temperature measurement. Our products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. Our product offerings include

      o hand-held infrared thermometers which are predominantly used in industrial quality control and maintenance applications;

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

PRODUCT DESIGN

Although we have developed a line of infrared thermometry products for many scientific and industrial applications, all such products operate in essentially the same way. All physical objects emit infrared radiation. The amount of radiation emitted is a function of the surface temperature of each object. Our infrared thermometry products detect and measure that radiation, convert it into an electrical signal and translate the signal into a temperature reading of the target surface of the object, all without contact with the object. The basic components of our infrared thermometers consist of

      o lenses and mirrors or a fiber optic assembly for focusing on the object,

      o an infrared detector head which converts the infrared radiation emitted from the surface of the focused object into an electrical signal,

      o     electrical circuitry, a meter or output indicator, and

      o     the housings for these components.

We sell two basic kinds of infrared thermometers: "portable" units and "fixed" units. Our product sales are a mix of those portable and fixed infrared thermometers and our "black body" calibration sources. The different models in our product line have each been designed with different focusing methods, detectors, electrical circuitry, indicators and housings to optimize performance under different applications, sets of conditions or temperature ranges.

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

In 2001 we introduced our TH7200, which is an upgraded version of our model 7102 possessing an expanded memory, faster processing speed, the abilities to record sound and to capture images at a higher speed.

In 2001 we entered into an agreement with Quantum Logic Corporation which gave us a worldwide license to manufacture and market laser/microcomputer pyrometers using their patented laser technology. We introduced our Quantum Series of non-contact laser infrared thermometers in April 2001. These products provide Mikron with its first emissivity corrected single point radiometer. It is expected that this automatic emissivity technique will be incorporated into both existing and new products in the future.

In 2001 we introduced our model M770S which employs a high speed, digital, one or two color selection, single point process sensor incorporating high quality optics.

In May 2000, we acquired E Square Technologies ("E(2)T") a Ventura, California based manufacture of single point infrared temperature measurement instruments utilized in the chemical, petrochemical, and petroleum industries. E(2)T's manufacturing operations were assimilated at our facility in Oakland, New Jersey. E(2)T's sales have remained in Ventura, California.

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

We also service our products during and after the expiration of the applicable warranty period, which is from one to two years, depending on the model. These services also include re-calibration of infrared thermometers, blackbody sources and thermal imagers. In order to provide the highest degree of accuracy in the performance of our calibration services, we calibrate our own testing equipment and blackbody sources with Mikron single point temperature measurement devices that have been tested and calibrated by the National Institute of Standards and Technology.

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

We also try to expand the sales of our products into a variety of non-industrial markets including, among others, scientific research laboratories.

Our products are sold through a network of approximately 100 independent sales representatives worldwide. The sales activities of our sales representatives are coordinated by five of our employees who are also directly responsible for the balance of our sales. We promote our products through printed advertisements in selected industrial and trade journals. We also promote our products by participating in national and international trade shows.

During each of the fiscal years ended October 31, 2001 and 2000, we had approximately 1,000 customers, none of which accounted for more than 10% of our sales. We estimate that we currently have an active customer base of 3,000 customers. The loss of any single customer would not have a materially adverse effect on our business or financial condition.

In fiscal 2001, approximately 31% of our sales were made to customers outside of the United States, as compared to approximately 22% in fiscal 2000. Inasmuch as a significant portion of our international business is conducted through known accounts in U.S. dollars, and the balance is sold on letter of credit terms, we believe that the credit or currency risk associated with this business is not material.

We will continue to be a truly customer focused, quality oriented organization. We have continued to increase funding for engineering in an effort to maintain a competitive edge in new product introductions, and we will continue to look for strategic agreements or purchases to augment our product line.

COMPETITION

Infrared thermometry equipment and instruments similar to our products are currently available from other manufacturers, some of whom are larger and have greater financial and technological resources than we do.

We believe that our sales constitute a small percentage of the worldwide market for infrared thermometry products. The primary competitive factors applicable to infrared thermometry products are accuracy, sensitivity, response time, quality control and the availability of products that optimize performance in specific applications, conditions and temperature ranges. Although we believe our products compete favorably on the basis of those factors, we cannot assure our investors that we can maintain our competitive position against current and potential competitors.

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

We intend to continue to expand our single point measurement and black body product lines. However, we believe that we will achieve greater revenue growth through expansion of our marketing efforts and offerings in our thermal imaging product line. We have based our belief on our view that the cost of camera components has been trending downward and will continue to do so for the foreseeable future. As the costs of camera components become less expensive, we believe that the costs of our thermal imaging products, as well as those of our existing competitors and new competitors who may be enticed by lower price points to enter the thermal imaging market, will also diminish to levels that will become competitive from a price perspective with other non-contact temperature measurement applications currently employed by end users in markets that, up to the present, we and our competitors have not been able to enter.

INVENTORY, SUPPLIES AND MANUFACTURING

We subcontract the manufacture of almost all of the components that go into our products. Our manufacturing operations primarily involve the assembly, testing, quality control, calibration and packaging of materials and components, which are generally available in the marketplace from numerous suppliers and sources. Inasmuch as the components are readily available from other suppliers and since there are several electronic assembly firms available, a change in suppliers would not have a material effect on our operations. Materials and components necessary for our manufacturing activities have always been available in the past and we do not anticipate any future shortages or unavailability in the supply of those materials and components.

We attempt to maintain a sufficient inventory of materials and components so as to be able to fill orders for our products within six weeks after receipt of an order. Our inventory stock is closely monitored, which enables us to be consistent in our order response time and to maintain our inventory at desired levels.

QUALITY ASSURANCE

In May 1996, we secured ISO 9001 certification of our Quality Assurance systems. This international customer driven certification, encompasses all operating aspects of our business including sales and marketing, design and engineering, manufacturing, testing and calibration. ISO 9001 certification provides our quality systems and operating systems with a level of recognition by most domestic and international customers.

Our principal products have also been tested and certified to meet or exceed sensitivity and emissions standards for electro-magnetic interference established by the European Union.

RESEARCH AND DEVELOPMENT

We conduct product development activities to increase the size of our available market through broader product offerings and to reduce the cost of our products. We believe this results in more competitive pricing and better operating margins. For the past three years, our research and development activities have been primarily devoted to the development of new infrared thermometry products, as well as the adaptation and enhancement of existing products for new applications.

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

We cannot give any assurance to our investors that any other products that we may develop will be patentable.

The protection of proprietary technology and information which we have developed or may in the future develop will be limited primarily to the protections available under applicable trade secret or copyright laws, or under any confidentiality agreements which we may enter into. We have registered or applied for registration of various trademarks and trade names for certain of our products. We believe that those trademarks and tradenames are valid, enforceable and do not infringe anyone else's trade names and trademarks. However, we cannot give any of our investors any assurances in any of those regards.

We have entered into confidentiality agreements with our key personnel and with various third parties. We can not assure our investors that the scope of any protection we have been able to secure through those agreements will be adequate to protect our proprietary information, or that we will have the financial resources to engage in litigation against parties who may infringe our proprietary technology or copyrights. We also cannot provide our investors with any degree of assurance regarding the possible independent development by others of technology similar to ours. We do believe, however, our business or future prospects will not be adversely impacted by reason of the fact that we have only been able to secure limited protections for our intellectual property. We also believe that our products do not infringe the proprietary rights of third parties. However, we cannot give any assurance to our investors that third parties will not assert infringement claims in the future.

Mikron(R), IR-Man(R), Pyrovision(R), Infraducer(R) and Infracouple(R) are trademarks which we have registered with the United States Patent and Trademark Office.

EMPLOYEES

As of October 31, 2001, our staff was comprised of 66 persons, 64 of whom were full time and two of whom were part-time. Of the total number of employees, 11 are engaged in design engineering and research and development, 32 in manufacturing and production, nine in marketing and sales, six in administration and finance, five in general office and three are executives. None of our employees are represented by a union. We have not experienced any strikes or work stoppages and, our management is of the opinion that we have good working relations with our employees.

CERTAIN CONTRACTUAL ARRANGEMENTS

We have a variety of agreements with Chori Co., Ltd. ("Chori") and an affiliate of Chori, Chori of America, Inc. ("Chori-America"). Those agreements include the transfer of certain technology, the cross-licensing of each other's technology, the marketing of each other's products, and the collection of proceeds from our foreign sales. See "Certain Relationships and Related Transactions."

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

In April 2001, we entered into an agreement with Quantum Logic Corporation. This 10-year agreement conveys to Mikron a worldwide license to manufacture and sell laser/microcomputer pyrometers using their patented laser technology. If we do not achieve revenues of at least $300,000 per year from the sale of products incorporating Quantum Logic's technology, Quantum Logic has the right to terminate its license.

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

ITEM 2. PROPERTIES

We maintain our corporate, administrative, manufacturing, and warehousing facility at 16 Thornton Road, Oakland New Jersey. We currently occupy approximately 30,000 square feet. The lease, which expires on November 30, 2005, requires us to pay real estate taxes, insurance, maintenance and other operating costs. The lease also requires us to lease the remainder of the building effective May 1, 2003. Our leased space would then increase to approximately 45,000 square feet. The lease provides for rent at a fixed annual amount of approximately $240,000 payable in equal monthly installments through April 30, 2003 and increasing to a fixed annual amount of $450,000 payable in equal monthly installments through November 30, 2005. We also maintain sales offices in Hancock, Michigan and in Ventura, California with annual lease payments for both locations totaling $46,788.

ITEM 3. LEGAL PROCEEDINGS

We are not a party, and our property is not subject to any pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MATTERS

Our common stock is traded on the Nasdaq SmallCap Market under the symbol "MIKR." The following table sets forth the range of high and low closing bid prices for our common stock as reported by the SmallCap Market for the last two fiscal years and through January 4, 2002 of the first quarter of fiscal 2002. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions:

Fiscal Years                                                    Bid Price

                                                           Low             High
                                                           ---             ----
2002:

First Quarter through
January 11, 2002                                          $2.35            $2.95

2001:

First Quarter                                             $1.16            $2.25
Second Quarter                                            $1.03            $1.75
Third Quarter                                             $1.20            $2.82
Fourth Quarter                                            $1.96            $2.99

2000:

First Quarter                                             $0.96            $1.41
Second Quarter                                            $1.48            $3.07
Third Quarter                                             $1.80            $2.65
Fourth Quarter                                            $1.82            $2.69

On January 11, 2002, both the closing bid and asked price quotations for our common stock were $2.75. We believe that our common stock is held of record by approximately 100 persons, including several brokerage firms holding shares in street name for more than 400 beneficial owners.

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

RESULTS OF OPERATIONS

Year Ended October 31, 2001 Compared To Year Ended October 31, 2000

Net sales for the fiscal year ended October 31, 2001 were $15,125,260 as compared to sales of $10,210,808 for the fiscal year ended October 31, 2000. The 48% increase in sales was primarily due to four factors, and was achieved primarily through an increase in sales volume rather than a change in pricing as summarized below:

      o First, a focus on the thermal imaging markets. We continued to achieve our largest gains in sales of thermal imaging products while achieving more modest but significant gains in the instrument product line. Thermal imaging sales were approximately 34% of total fiscal 2001 sales compared to 25% in fiscal 2000. Sales of this line increased by 85% to approximately $5,151,000 in 2001. This increase was attributed to the hiring of many industry experienced independent representatives.

      o Second, our acquisition of E(2)T in May 2000. Sales for E(2)T increased by 287% in fiscal 2001 to approximately $1,624,000 due to a combination of a full year of sales and growth of the business.

      o Third, prior year's sales were depressed in excess of $400,000 because the Company was unable to fill orders due to a shortage in a key raw material used in our production process for one product. We achieved our normal backlog of this product in the fourth quarter of fiscal 2000 and experienced no shortage of any significant raw material components in fiscal 2001.

      o Fourth, one OEM contract for the supply of products to a company that is a leading machine supplier to the semiconductor industry generated an increase of approximately $434,000 in sales.

Royalty income for the fiscal year ended October 31, 2001 was $190,308 compared to $172,011 for the year ended October 31, 2000. The increase was due to greater sales by third parties of products which incorporate our licensed technologies.

The cost of goods sold as a percentage of net sales for fiscal year 2001 was 51.0% compared to 49.3% for fiscal 2000. The increase in costs of sales was due primarily to an unfavorable product mix, as the lower margined proportion of the thermal imaging segment of sales continued to grow at a faster rate than the higher margined proportion of the instrument segment of sales.

Selling, general and administrative expenses consist primarily of expenses associated with the marketing and sale of our products, along with accounting and administrative expenses. During the fiscal year ended October 31, 2001, selling, general and administrative expenses were $4,950,351 as compared to $4,026,418 in fiscal 2000. The increase in selling, general and administrative expenses of approximately $924,000 or 23% consisted primarily of the following:

      o An increase in training costs associated with our independent representative sales force and commissions paid for increased sales of approximately $450,000.

      o An increase in compensation expenses of approximately $195,000 due primarily to having a full year of costs associated with E(2)T's operations.

      o     An increase in professional fees of $115,000.

      o An increase in amortization and depreciations expenses of approximately $70,000 due to the purchase of E(2)T and the addition of fixed assets which increased our investment into future growth.

Research, development and engineering expenses consist primarily of the salaries of our research and development personnel, other expenses associated with new product development and enhancements to existing product lines. In the fiscal year ended October 31, 2001, research, development, and engineering expenses were $1,221,764 as compared to $1,050,380 for the fiscal year ended October 31, 2000. We continue to increase our investment to fund our research, development, and engineering efforts. The increase in research, development, and engineering expenses of approximately $171,000 is made up of the following major components.

      o An increase of compensation expenses of approximately $116,000 due to an increase in staff.

      o     An increase in professional fees of approximately $60,000.

We expect our aggressive research and development investment to provide innovative products in single point temperature measurement and the thermal imaging. However, we can not give our investors any assurances that we will be successful in that regard.

Our income from operations for the fiscal year ended October 31, 2001 was $1,430,795 compared to $273,201 for the fiscal year ended October 31, 2000. The increase is due primarily due to the factors outlined above.

Interest expense was $62,184, in the fiscal year ended October 31, 2001 as compared to $36,134 for the fiscal year ended October 31, 2000. The increase in this expense is attributable to our loan facility indebtedness only for the last half of fiscal year 2000 versus all of fiscal year 2001. Our borrowings under that facility were primarily used to fund the acquisition of E(2)T. Other expense, net is comprised principally of a loss and approximately $30,000 associated with the interest rate swap discussed below at Liquidity and Capital Resources.

Our effective income tax rate in fiscal 2001 was 29.6% compared to 11.6% in fiscal 2000. Our effective tax rate in fiscal 2001 and 2000 was less than the statutory federal rate of 34% due to state income taxes, certain non-deductible expenses and the favorable impact of the release of the valuation allowance against deferred tax assets.

Our net income per share-basic was $0.22 for the fiscal year ended October 31, 2001 compared to fiscal year ended October 31, 2000 of $0.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2001, we held cash, cash equivalents and short-term investments of $370,487 as compared to $779,140 at October 31, 2000. The decrease in cash and short-term investments resulted primarily from our investment in working capital to support our continued growth. We had accounts receivable of $2,390,131 at October 31, 2001, compared to $1,576,242 at October 31, 2000. In addition, our inventory increased to $3,922,912 as of October 31, 2001 from $3,313,132 at October 31, 2000. The increase in receivables and inventory was due primarily to our increase in sales. Our purchase of E(2)T in May 2000 for $900,199 was financed with a portion of the proceeds of a $1,000,000 three-year bank loan. The balance of the loan was $527,779 as of October 31, 2001. The loan has an interest rate of LIBOR plus 1.75% and is payable in monthly installments through May 3, 2003.

We are also party to an interest rate swap agreement with a notional amount of $527,779 at October 31, 2001, which effectively has fixed the interest rate on our term loan at 8.85%.

As of October 31, 2001, our working capital was $4,613,317. Our management believes that we have adequate resources to meet expected needs and to fund anticipated research and development efforts for the next twelve months.

In the event additional capital is required in excess of cash generated by operations, we have in place a $1,500,000 line of credit with our bank, which is available through March 2002. We anticipate extending that line of credit with our bank when it expires. Although we are unaware of any reason why our bank would refuse to extend the term of our line of credit, we cannot give our investors any assurances that it will do so.

As collateral security for our indebtedness under the working capital line of credit and our obligation under the term loan agreement, we have granted a security interest to the bank which covers virtually all of our assets. The term loan agreement also contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. We are in compliance with those covenants at this time.

ITEM 7. FINANCIAL STATEMENTS

Our balance sheet at October 31, 2001 and the related statements of operations, shareholders' equity and statement of cash flows for each of the fiscal years ended October 31, 2001 and 2000 and the report of the independent public accountants thereon required under Regulation S-X are included herein as a separate section following Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

         Name                      Age     Position
         ----                      ---     --------

Gerald D. Posner                   53      President and Chief Executive Officer

Dennis Stoneman                    68      Vice President

Keikhosrow Irani                   65      Chief Technical Officer

Paul Kohmescher                    50      Chief Financial Officer

William J. Eckenrode               66      Director

Henry M. Rowan                     77      Director

Lawrence C. Karlson                58      Chairman of the Board

Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

Mr. Posner has served as a director, and as President of our company since May 1999. He is the former President and a major shareholder of Electronic Measurements, Inc., a New Jersey based manufacturer of power supplies. Under Mr. Posner's leadership, a successful LBO creating significant investor appreciation was completed in 1998, resulting in the sale of Electronic Measurements, Inc to Siebe, plc. Prior to his involvement at Electronic Measurements, Mr.

Posner was President of Eurotherm plc's temperature instrumentation subsidiary in the U.S. Mr. Posner holds a B.S.E.E. degree from Cooper Union and a Master degree in Business Administration from Clark University.

Mr. Stoneman joined us as a director and as a Vice President in May 1999. He spent the 14 year period prior to joining us working in various capacities for several U.S. and overseas subsidiaries of Eurotherm plc. Between 1996 until his retirement at the end of 1998, Mr. Stoneman served as Eurotherm's Director of Business Development, primarily concerning himself with the acquisition of companies in the field of instrumentation, controls, solid state relays, AC and DC variable speed motor controls. Between 1993 and 1996, Mr. Stoneman was President of Eurotherm Instrumentation and Controls world-wide where he was in charge of five manufacturing, three research and development, and seven sales operations generating $125 million annually.

Mr. Irani is the Company's co-founder and has served as one of its directors since the Company was organized in 1969. On August 31, 1995 he became President and Chief Executive Officer. On May 17, 1999 he vacated his position as President, and became Chief Technical Officer. Mr. Irani holds the degree of Master of Science in Electrical Engineering from the University of Missouri and is listed as inventor on patents in infrared thermometery.

Mr. Kohmescher joined us as our Chief Financial Officer in January 2001. During the two year period which preceded his employment by us, he served as Controller of Area Lighting Research, Inc., a subsidiary of Tyco International. During 1997
- 1999, Mr. Kohmescher served as Controller, Corporate Secretary and, in 1999, Chief Financial Officer, of Computer Power, Inc., a manufacturer of energy efficient lighting, emergency lighting and power protection systems. Between 1992 and 1997, he was the Executive Director of the National Kitchen and Bath Association, an international trade association which has over 6,500 members. Mr. Kohmescher holds a B.S. Business degree with an Accounting Major from Indiana University, and an M.B.A. degree from DeSales University.

Mr. Eckenrode retired in 1998 as Vice President of Finance and Administration of Berwind Group, a position he held during the six year period that preceded his retirement. Berwind Group is a privately owned investment management company with revenues in excess of one billion dollars. It operates businesses in the industrial, pharmaceutical and real estate sectors. Prior to joining Berwind, Mr. Eckenrode held various management positions with Allis Chalmers Manufacturing Company, U. S. Steel Corp, United Aircraft Corp, SPS Technologies Inc., ITE Imperial Corp., and the Fisher and Porter Company. Mr. Eckenrode holds a Bachelor of Science degree in Economics from Villanova University.

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

All of our directors were reelected on June 11, 2001 to serve until the annual meeting to be held during fiscal 2002, or until their respective successors shall have been duly elected or appointed.

Our Certificate of Incorporation contains provisions indemnifying our officers, directors, employees and agents against certain liabilities.

ITEM 10 - EXECUTIVE COMPENSATION

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

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                         Annual Compensation                    Awards
                                         -------------------------------------------    -------------------------
                                                                                        Restricted    Securities
                                                                     Other Annual       Stock         Underlying
Name and Principal Position     Year     Salary ($)   Bonus ($)     Compensation ($)    Awards ($)    Options (#)
                                ----     ----------   ---------     ----------------    ----------    -----------
Gerald D. Posner, CEO           2001       $208,000                                                       - (1)
Gerald D. Posner, CEO           2000       $200,000                                                       - (1)
Gerald D. Posner, CEO           1999 (2)   $ 84,615                                                       - (1)


Keikhosrow Irani, CTO           2001       $148,462                     $11,000 (3)
Keikhosrow Irani, CTO           2000       $139,167                     $11,000 (3)
Keikhosrow Irani, CTO           1999       $134,167                     $11,000 (3)
Dennis Stoneman, VP             2001       $120,000                     $ 6,000 (4)                        - (1)
Dennis Stoneman, VP             2000       $103,846                     $ 6,000 (4)                        - (1)

--------------------------
(1) Does not include 42,857 shares of common stock issuable pursuant to options containing vesting conditions and performance targets which were satisfied at the end of fiscal year 2000, and 128,571 shares of common stock issuable pursuant to the same options, as to which the applicable vesting conditions and performance targets have not yet been satisfied. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

(2)   May 17, 1999 - October 31, 1999.

(3) Mr. Irani has Company paid life insurance and incidental personal use of a Company-leased automobile. See, "Certain Relationships and Related Transactions."

(4)   Mr. Stoneman receives a car allowance of $500.00 per month.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not grant any options or SARs to any of the Named Executive Officers during the fiscal year ended October 31, 2001.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

None of the Named Executive Officers exercised any options during the fiscal year ended October 31, 2001.

COMPENSATION OF DIRECTORS

We have not paid and do not presently propose to pay cash compensation to any director for acting in such capacity, except for reimbursement for reasonable expenses in attending our Board and Board Committee meetings. During the fiscal year ended October 31, 2001, we did issue options under our Plan to each of our non-employee directors. Each option is exercisable for a period of five years at an exercise price of $2.3175. Mr. Karlson's option entitles him to purchase 35,000 shares, and the options granted to Messrs. Rowan and Eckenrode entitle each of them to purchase 25,000 shares.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

In December 1996, Keikhosrow Irani, who was then our President, entered into a five-year employment agreement with us. Pursuant to this agreement, Mr. Irani received base compensation of $130,000 in 1998 and $135,000 in 1999. In accordance with that agreement he also received base salaries of $140,000 in 2000 and $150,000 in 2001. Mr. Irani exercised a two-year renewal option contained in that agreement. He is entitled to receive a base salary of $150,000 during each of those two-year periods. The agreement also provides Mr. Irani with use of an automobile and for disability income equal to his base salary for up to six months of disability. In the event of disability lasting beyond six months or in the event of death of Mr. Irani, the agreement requires a payment of 50% of the total amount of his last three years' salary over a term of three years. The agreement also obligates us to provide disability and life insurance to Mr. Irani.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information concerning the common stock ownership as of January 11, 2002 by (i) each person who we know owns beneficially 5% or more of our outstanding common stock, (ii) each director, and (iii) all of our directors and officers as a group:

                                           Amount and Nature     Percentage of
Name and Address of                          of Beneficial        Outstanding
 Beneficial Owner (1)                        Ownership (1)      Shares Owned (2)
---------------------                        -------------      ----------------

Steven N. Bronson (3)                          708,917  (4)          16.5%

Gerald D. Posner                               376,190  (5)           8.7%

Dennis Stoneman                                209,524  (5)           4.8%

Keikhosrow Irani                               625,984               14.6%

William J. Eckenrode (6)                        30,000  (7)            --

Henry M. Rowan (8)                              25,000  (7)            --

Lawrence C. Karlson (9)                        102,000 (10)           2.4%

Paul A. Kohmescher                               5,000 (11)            --

Chori Co., Ltd. (12)                           350,000                8.2%

All Officers and Directors as a Group
(7 persons)                                  1,373,698 (13)          30.8%

------------------------------
(1) All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise noted, the address of each shareholder is c/o the company, 16 Thornton Road, Oakland, New Jersey.

(2)   Based upon 4,288,200 shares issued and outstanding.

(3) Mr. Bronson's address is c/o Catalyst Financial LLC., 10 South Street, Suite 202, Ridgefield, CT.

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

(5) Includes 42,857 shares of common stock issuable pursuant to options containing vesting conditions and performance targets which were satisfied at the end of fiscal year 2000, but does not include 128,571 shares of common stock issuable pursuant to the same options, as to which the applicable vesting conditions and performance targets have not yet been satisfied. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

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

(11) Includes 5,000 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of this Report.

(12) The address of this shareholder is 4-7 Kawaramachi, 2-chome, Chuo-ku, Osaka 541, Japan.

(13) Includes the shares issuable within 60 days of this Report upon exercise of the options held by Messrs. Posner, Stoneman, Eckenrode, Karlson, Rowan and Kohmescher.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 3, 1999, we entered into a three-year financial consulting services agreement with Catalyst Financial, LLC. ("Catalyst"), a licensed brokerage and investment banking firm solely owned and controlled by Steven N. Bronson. At that time, Mr. Bronson was the Chairman of our Board and our Chief Executive Officer. Catalyst's basic compensation under this agreement includes a payment of $5,000 per month during the term of the agreement and a five year warrant entitling it to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. Furthermore, in the event that we effectuate, as a result of any introduction made by Catalyst, a merger, acquisition, consolidation, reorganization, recapitalization, business combination or other transaction (in each case, an "M&A Transaction") during the term of the agreement, and during the one year period following the end of such term, Catalyst shall be entitled to receive a finder's fee based upon a sliding scale ranging from 5% of the first $5,000,000 of consideration to 1% of any consideration in excess of $20,000,000. Also, if Catalyst renders consulting services on an M&A Transaction, which does not result from an introduction made by it, Catalyst shall be entitled to receive a finder's fee based upon a sliding scale ranging from 2.5% of the first $5,000,000 of consideration to .5% of any consideration in excess of $20,000,000. Fees paid during fiscal 2001 and 2000 related to these services were $60,000 for each year.

We purchase certain of the products we sell from Chori and Chori-America. Chori is an owner of more than five percent (5%) of our common stock. During fiscal 2001, we purchased approximately $1,920,000 of products from or through Chori, and paid Chori and Chori-America approximately $68,000 representing commissions paid at the rate of 5% of sales to those companies in their respective capacities as international sales representatives for all of our products.

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

4.2 The Mikron Instrument Company, Inc. Common Stock Purchase Warrant, dated as of January 1, 1994, held by Barber & Bronson Incorporated, filed as Exhibit 4(c) to our Annual Report of Form 10-K for the fiscal year ended October 31, 1993, is hereby incorporated herein by this reference.

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

10.12 The Employment Agreement between the Company and Dennis Stoneman filed as
Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

10.13 The Financial Consulting Agreement between Catalyst Financial, LLC and the Company filed as Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

10.14 License Agreement dated the 11th day of April, 2001 by and between Quantum Logic Corporation and the Company.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                         MIKRON INSTRUMENT COMPANY, INC.

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                      Page
                                                                      Number
                                                                      ------

Report of Independent Accountants                                     F - 2

Consolidated Balance Sheet as of October 31, 2001                     F - 3

Consolidated Statements of Operations for the years ended
October 31, 2001 and 2000                                             F - 4

Consolidated Statements of Shareholders' Equity for the years
ended October 31, 2001 and 2000                                       F - 5

Consolidated Statements of Cash Flows for the years ended
October 31, 2001 and 2000                                             F - 6

Notes to Consolidated Financial Statements  for the years ended
October 31, 2001 and 2000                                             F - 7

All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

Report of independent public accountants

To Mikron Instrument Company, Inc.:

We have audited the accompanying consolidated balance sheet of Mikron Instrument Company, Inc. and Subsidiary as of October 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mikron Instrument Company, Inc. and Subsidiary as of October 31, 2001, and the results of their operations and their cash flows for the fiscal years ended October 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective November 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133.


                                                        Arthur Andersen LLP

Philadelphia, Pennsylvania
December 12, 2001

Mikron Instrument Company, Inc. and Subsidiary

Consolidated balance sheet
As of October 31, 2001

                                                                       2001
                                                                    -----------
                           Assets
Current assets:
   Cash and cash equivalents                                        $   370,487
   Accounts receivable, less allowance for doubtful
   accounts of $85,222 in 2001                                        2,390,131
   Inventories                                                        3,922,912
   Deferred tax asset                                                   429,243
   Prepaid expenses and other current assets                             88,595
                                                                    -----------
Total current assets                                                  7,201,368
Property and equipment, net of accumulated depreciation of
$1,044,253 in 2001                                                      422,077
Goodwill, net of accumulated amortization of $74,734
in 2001                                                                 665,147
Other assets                                                            103,802
                                                                    -----------
Total                                                               $ 8,392,394
                                                                    ===========
            Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                 $   951,002
   Accrued liabilities                                                1,303,715
   Current portion of long-term debt                                    333,334
                                                                    -----------
Total current liabilities                                             2,588,051
Long-term debt                                                          277,107
                                                                    -----------
Total liabilities                                                     2,865,158
                                                                    -----------
Commitments and contingencies (Note 12)
Shareholders' equity:
   Common stock, $.003 par value; 15,000,000 shares
   authorized, 4,288,200 shares issued and outstanding                   12,865
   Additional paid-in capital                                         4,331,765
   Retained earnings                                                  1,186,747
   Accumulated other comprehensive loss                                  (4,141)
                                                                    -----------
Total shareholders' equity                                            5,527,236
                                                                    -----------
Total                                                               $ 8,392,394
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

Mikron Instrument Company, Inc. and Subsidiary

 Consolidated statements of operations
 For the years ended October 31, 2001 and 2000

                                                       2001             2000
                                                  ------------     ------------
Revenues:
   Net sales                                      $ 15,125,260     $ 10,210,808
   Royalties                                           190,308          172,011
                                                  ------------     ------------
Total revenues                                      15,315,568       10,382,819
                                                  ------------     ------------
Costs and expenses:
   Cost of goods sold                                7,712,658        5,032,820
   Selling, general and administrative               4,950,351        4,026,418
   Research, development and engineering             1,221,764        1,050,380
                                                  ------------     ------------
Total costs and expenses                            13,884,773       10,109,618
                                                  ------------     ------------
Income from operations                               1,430,795          273,201
Other income (expense):
   Interest expense                                    (62,184)         (36,134)
   Other (expense) income, net                         (41,951)          16,728
                                                  ------------     ------------
Net income before income taxes                       1,326,660          253,795
   Income tax provision                               (390,427)         (29,469)
                                                  ------------     ------------
Net income                                        $    936,233     $    224,326
                                                  ============     ============
Net income per share-basic                        $       0.22     $       0.05
                                                  ============     ============
Weighted average number of shares-basic              4,288,200        4,287,471
                                                  ============     ============
Net income per share-diluted                      $       0.21     $       0.05
                                                  ============     ============
Weighted average number of shares=diluted            4,467,080        4,584,454
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                 Mikron Instrument Company, Inc. and Subsidiary

                Consolidated statements of shareholders' equity
                 For the years ended October 31, 2001 and 2000

                                                                                                    Accumulated
                                           Common stock              Additional                         other            Total
                                     ---------------------------      paid-in         Retained      comprehensive    shareholders'
                                       Shares          Amount         capital         earnings          (loss)           Equity
                                     -----------    ------------    ------------    ------------     ------------     ------------
Balance, November 1, 1999              4,285,700    $     12,858    $  4,161,083          26,188               --     $  4,200,129
   Issuance of stock dividend to
   employees                               2,500               7           3,117              --               --            3,124
   Compensation expense for
   employee stock options                     --              --         110,500              --                           110,500
   Compensation expense for
   warrants                                   --              --          18,875              --               --           18,875
   Net income                                 --              --              --         224,326               --          224,326
                                     -----------    ------------    ------------    ------------     ------------     ------------
Balance, October 31, 2000              4,288,200          12,865       4,293,575         250,514               --        4,556,954
   Compensation expense for
   employee stock options                     --              --          11,339              --               --           11,339
   Compensation expense for
   warrants                                   --              --          26,851              --               --           26,851
   Other comprehensive income:
      Net Income                              --              --              --         936,233               --          936,233
      Net loss on derivative
        instruments                           --              --              --                           (4,141)          (4,141)
      Cumulative effect of
        change in accounting
        principle- SFAS No. 133               --              --              --              --           (4,100)          (4,100)
       Reclassification of net
         loss on derivative
         instruments                          --              --              --              --            4,100            4,100
                                                                                                                      ------------
   Other comprehensive income                 --              --              --              --               --          932,092
                                     -----------    ------------    ------------    ------------     ------------     ------------
Balance, October 31, 2001              4,288,200    $     12,865    $  4,331,765    $  1,186,747     $     (4,141)    $  5,527,236
                                     ===========    ============    ============    ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

Mikron Instrument Company, Inc. and Subsidiary

Consolidated statements of cash flows
For the years ended October 31, 2001 and 2000

                                                                  2001          2000
                                                               ---------     -----------
Cash flows from operating activities:
   Net income                                                  $ 936,233     $   224,326
   Adjustments to reconcile net income to net cash provided
   by (used in)  operating activities:
     Depreciation                                                122,394          91,231
     Amortization                                                 71,280          48,589
     Stock granted to employees                                       --           3,124
     Expense on warrants issued to non-employees                  45,350          43,875
     Stock compensation expense                                   11,339         110,500
     Deferred income tax benefit                                (237,856)        (89,143)
   Changes in assets and liabilities, net of effect of
   acquisition-
       Increase in accounts receivable                          (813,889)       (462,486)
       Increase in inventories                                  (609,780)       (892,094)
       (Increase) decrease in prepaid and other current
       assets                                                    (67,605)         59,719
       (Increase) decrease in other assets                        68,024        (156,084)
       Increase in accounts payable and accrued liabilities      657,403         571,354
                                                               ---------     -----------
Net cash provided by (used in) operating activities              182,893        (447,089)
                                                               ---------     -----------
Cash flows from investing activities:
   Purchase of property and equipment                           (257,499)        (41,159)
   Acquisition of business, net of cash received                      --        (900,199)
                                                               ---------     -----------
Net cash used in investing activities                           (257,499)       (941,358)
                                                               ---------     -----------
Cash flows from financing activities:
   Proceeds from debt issuance                                        --       1,000,000
   Proceeds from state loan                                           --          82,662
   Repayment of debt                                            (333,333)       (138,889)
   Repayments of capital lease                                      (714)         (5,812)
                                                               ---------     -----------
Net cash (used in) provided by financing activities             (334,047)        937,961
                                                               ---------     -----------
Net decrease in cash and cash equivalents                       (408,653)       (450,486)
Cash and cash equivalents, beginning of year                     779,140       1,229,626
                                                               ---------     -----------
Cash and cash equivalents, end of year                         $ 370,487     $   779,140
                                                               =========     ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $  63,163     $    36,134
                                                               =========     ===========
   Cash paid for income taxes                                  $ 216,500     $        --
                                                               =========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

Mikron Instrument Company, Inc. and Subsidiary

Notes to consolidated financial statements
For the years ended October 31, 2001 and 2000

Mikron Instrument Company, Inc. (Mikron or the Company), a New Jersey corporation organized in 1969, together with its wholly-owned subsidiary, develops, manufactures, markets and services equipment and instruments for non-contact temperature measurement. The Company's products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. The predominant market for the Company's hand-held infrared thermometers is industrial quality control applications and maintenance. The Company also markets its products to laboratories and original equipment manufacturers, both domestic and foreign, where "fixed" infrared thermometers are incorporated as integral components of production equipment.

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

1. Summary of significant accounting policies:

Principles of consolidation

The consolidated financial statements include the operations of the Company and its wholly-owned subsidiary. All significant inter-company transactions and account balances have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (average cost method) or market.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed principally using straight-line depreciation over the estimated useful lives of individual assets or the remaining terms of leases. Machinery and equipment are depreciated over a period of three to five years, furniture and fixtures range from three to five years and leasehold improvements are depreciated over the term of the lease. Maintenance, repairs and minor renewals are charged to earnings when they are incurred. Upon disposition of an asset, any gain or loss is reflected in current earnings.

Goodwill and other long-term assets

Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired. Goodwill, which relates to the acquisitions of E Square Technology Corporation and certain assets of Texas Infrared, Inc. (see
Note 4), is being amortized on a straight-line basis over 15 years.

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. At October 31, 2001, the Company believes that there has been no impairment of its long-lived assets.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit.

Revenues

The Company sells its products to independent representatives and directly to third party end-users. Revenue on the sale of product is recognized at the time of shipment when title to the product passes to the independent representative or third part end-user. Royalties are recorded as earned, in accordance with specific terms of each license agreement.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which was effective for the Company on November 1, 2000. The impact on the consolidated financial statements as a result of the adoption of SAB 101 was immaterial.

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

Concentration of risk

The Company purchased 27% of its inventory from a single supplier in 2001, which is also a shareholder of the Company (see Note 13).

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents and trade receivables approximate fair value based on the short-term maturity of these instruments. The carrying value of long-term debt approximates fair value because interest rates on the debt are reset frequently at current market rates. The fair value of the interest rate swap is computed by the financial institution with which the contract was executed.

Stock-based compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes compensation expense over the vesting period on options (see Note 8).

In 1996, SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) became effective for the Company. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application (see Note 8).

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) principally results from gains and losses on derivative instruments qualifying as cash flow hedges.

Segment information

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has a single reportable operating segment. In 2001, 31% of net sales were generated from international sales.

Derivatives

Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as a cumulative effect of a change in accounting principle.

There was no transition adjustment impact on earnings as a result of adopting these statements. The transition adjustment, net of the tax effect recorded, in accumulated other comprehensive income as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value, amounted to a loss of $4,100.

The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

It is the policy of the Company to identify the need for debt capital and evaluate the financial risks inherent in funding the Company with debt capital. The debt portfolio and hedging program of the Company is managed with the objectives and intent to (1) reduce funding risk with respect to borrowings made or to be made by the Company, and (2) reduce the aggregate interest rate risk. The Company currently has an interest rate swap contract which effectively converts the variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement. As of October 31, 2001, the fair value of the interest rate swap is a liability to the counter party of $21,154

The Company was not party to any derivative transactions designated as fair value hedges during the year ended October 31, 2001. Other income for the year ended October 31, 2001, includes approximately $30,000 of net losses related hedge ineffectiveness on cash flow hedges which is recognized in earnings. Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income. The gains and losses on derivatives included in other comprehensive income are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments are made. There was no gain or loss reclassified from accumulated other comprehensive income into earnings during the year ended October 31, 2001, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring. As of October 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 14 months. The Company documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Accounting principles not yet adopted

The Financial Accounting Standards Board (FASB) recently issued SFAS 141, "Business Combinations" (SF; SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142); SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143); and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations." Under SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Among other provisions, SFAS 141 establishes specific criteria for the recognition of intangible assets separate from goodwill acquired in a purchase business combination. The Company has historically accounted for business combinations using the purchase method and, therefore, SFAS 141 is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS 141 effective November 1, 2002.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Opinion No. 17, "Intangible Assets." Under SFAS 142, an intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives will not be amortized, however they will be tested for impairment at least annually. Upon the adoption of SFAS 142, the Company will discontinue the amortization of goodwill of approximately $50,000 annually. The Company is still evaluating the full impact of adopting SFAS 142. The Company will adopt SFAS 142 effective November 1, 2002.

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is not expected to have a material impact on the consolidated financial statements.

SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of" and certain provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring events and Transactions". The Company believes that the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

2. Inventories:

The components of inventories at October 31, 2001 are as follows:

Materials and parts                                                 $ 2,430,050
Work-in-process                                                         671,867
Finished goods                                                          820,995
                                                                    -----------
                                                                    $ 3,922,912
                                                                    ===========

3. Property and equipment:

Property and equipment consists of the following at October 31, 2001:

Machinery and equipment                                             $ 1,285,010
Furniture and fixtures                                                   98,075
Leasehold improvements                                                   83,245
                                                                    -----------
                                                                      1,466,330
Less- Accumulated depreciation                                       (1,044,253)
                                                                    -----------
                                                                    $   422,077
                                                                    ===========

4. Acquisition:

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

The estimated fair value of assets acquired and liabilities assumed related to the E Square acquisition is summarized below:

Working capital                                                     $   201,987
Property and equipment                                                   55,147
Goodwill                                                                643,065
                                                                    -----------
                                                                    $   900,199
                                                                    ===========

The following unaudited pro forma data summarize the results of operations for the period indicated as if the E Square acquisition had been completed as of the beginning of the period presented. The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of goodwill and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in the future.

                                                                    Fiscal year
                                                                       Ended
Earnings per share:                                                  October 31
                                                                        2000
                                                                    -----------
Revenues                                                            $10,936,670
                                                                    ===========
Net income                                                          $   102,360
                                                                    ===========
Earnings per share:
   Basic and diluted                                                $      0.02
                                                                    ===========

5. Employee benefit plan:

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching 30 percent of the participant's elective deferral, but in no event greater than 1.5 percent of the participant's compensation. The Company's expense for the plan was $27,662 and $9,784 for the fiscal years ended October 31, 2001 and 2000, respectively.

6. Accrued liabilities

Accrued liabilities are comprised of the following as of October 31, 2001:

Commissions payable                                                 $   219,316
Accrued payroll                                                          42,662
Taxes payable                                                           628,911
Accrued other                                                           412,826
                                                                    -----------
                                                                    $ 1,303,715
                                                                    ===========

7. Long-term debt and financing arrangements:

Long-term debt consists of the following as of October 31, 2001:

Term loan, due through May 2003. 8.23% as of October 31, 2001       $   527,779
State grant                                                              82,662
                                                                    -----------
Total long-term debt                                                    610,441
Less- Current portion                                                  (333,334)
                                                                    -----------
Long-term portion                                                   $   277,107
                                                                    ===========

On May 4, 2000, the Company entered into a $1,000,000 term loan agreement with a bank for the purpose of financing an acquisition. Under the terms of the agreement, the loan must be repaid in 36 monthly installments of principal commencing June 1, 2000, and continuing through May 3, 2003. Interest accrues on the loan at a rate of 1.75 percent plus LIBOR. The loan is secured by virtually all of the Company's assets. The agreement contains certain financial and non-financial covenants, which require the Company to maintain minimum level of tangible net worth and other ratios. As of October 31, 2001, the Company is in compliance with all covenants under the agreement.

Minimum annual principal payments due as of October 31, 2001, are $333,334 in 2002, $194,445 in 2003, $0 in 2004, $0 in 2005, $0 in 2006 and $82,662
thereafter. The carrying amount of the Company's long-term debt approximates its fair value.

The Company received a grant from the State of New Jersey of $82,662 in connection with the development of certain technology. The terms of the grant provide repayments when the Company begins to sell products developed based on the use of this technology. Management does not expect to sell any of these products in fiscal 2002.

The Company has a commercial line of credit agreement with a bank which provides a line of credit of up to $1,500,000 at the prime interest rate. This agreement matures March 28, 2002, and is secured by all of the present and future accounts receivable, inventory and fixed assets of the Company. During 2001, no amounts were borrowed under the line.

8. Stock option plan:

The Company has an Omnibus Stock Incentive Plan (the Plan) under which non-qualified or incentive stock options may be granted to its employees, officers, directors and others. In fiscal 2000, stock options were granted to employees at various prices per share, become exercisable over a four-year period and are subject to the financial performance of the Company (performance based options). In 2001 the Company's three directors were granted fully vested options to purchase an aggregate of 85,000 shares at an exercise price of $2.3175 per share. Total options available for grant under the Plan are 857,140. Performance based options, as described, require variable plan accounting in accordance with APB 25. During 2000, $110,500 of compensation expense was recorded in connection with these options.

During the quarter ended April 30, 2001, the Board of Directors approved the modification of vesting provisions of the performance based options issued under the Plan. Under the terms of the modifications, options to purchase 277,142 shares of common stock will vest no later than April 30, 2004. The shares may vest on accelerated schedules if certain performance targets are met. Compensation expense of $11,339, associated with these options was recorded in the fiscal year ended October 31, 2001.

On May 15, 2001 the Company issued options to purchase 20,000 shares of common stock to an employee with an exercise price of $1.09. The shares vest in equal installments during the years ended December 31, 2001 to 2004.

The following summarizes all stock option activity:

                                                     Shares      Exercise price
                                                   ----------    --------------
Options outstanding October 31, 1999                  442,856     $1.00
   Granted                                            105,000     $1.00-$2.3175
                                                   ----------
Options outstanding October 31, 2000                  547,856     $1.00-$2.3175
     Granted                                           20,000     $1.09
     Cancelled                                         50,000     $1.00
                                                   ----------
Options outstanding October 31, 2001                  517,856     $1.00-2.3175
                                                   ==========     =============
Shares exercisable at October 31, 1999                     --                --
                                                   ==========     =============
Shares exercisable at October 31, 2000                245,500     $1.00
                                                   ==========     =============
Shares exercisable at October 31, 2001                294,805     $1.00-2.3175
                                                   ==========     =============

As of October 31, 2001, the weighted average contractual life for all options granted was approximately 52 months.

In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      2001             2000
Risk-free interest rate                          2.45% -3.37%       5.29%-6.80%
Expected dividend yield                                    --                --
Expected life                                     3 - 4 years         3-4 years
Volatility                                         96% - 114%          95%-105%

If compensation expense for the Company's stock options were recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share for 2001 would be $70,801 and $0.02, respectively and $60,917 and $0.01 for 2000.

                                                  2001             2000
Net income:
   As reported                                $  936,233       $   224,326
   Pro forma                                     865,432           163,409

Earnings per share:
   Basic                                            0.22              0.05
   Diluted                                          0.21              0.05

Pro forma:
   Basic                                            0.20              0.04
   Diluted                                          0.19              0.04

9. Warrants

In May 1999, the Company entered into an agreement with an investment banking firm owned by the Company's former chairman. According to the terms of the agreement, the investment banking firm is to receive annual compensation of $60,000 over three years and is entitled to receive warrants to purchase 100,000 shares of the Company's Common stock at $1.00 a share. The warrants are exercisable over 5 years from the date of grant. The fair value of the warrant as of the grant date was $75,000 and is recorded in other assets. This asset will be expensed on a straight line basis over the three year term of the agreement. Expense of $25,000 and $25,000 associated with this warrant was recorded in 2001 and 2000, respectively. As of October 31, 2001 and 2000, the net asset recorded related to these warrants is $12,500 and $37,500, respectively.

Also on May 3, 1999, the Company issued warrants to purchase shares of the Company's common stock with an exercise price of $1.00 to a consultant who assisted with the placement of two officers with the Company . A fully vested warrant for the purchase of 50,000 was issued and is exercisable over 4 years from the date of grant. A warrant for the purchase of the remaining 50,000 shares vests to the extent that certain annual performance targets over a 4 year period beginning in fiscal 2000 are met. During the quarter ended April 30, 2001, this consultant and the Company agreed to modify the provisions of this warrant. As modified, the warrant no longer contains any vesting provisions, and entitles the holder to purchase 40,000 shares of common stock at the same exercise price. Expense of $ 26,851 and $18,875 associated with this warrant was recorded in 2001 and 2000, respectively.

10. Income taxes:

Income tax provision for the years ended October 31, 2001 and 2000, is as follows:

                                                      2001             2000
                                                  ------------     ------------
Current
   Federal                                        $    486,707     $     88,612
   State                                               141,576           30,000
                                                  ------------     ------------
                                                       628,283          118,612
Deferred                                              (237,856)         (89,143)
                                                  ------------     ------------
                                                  $    390,427     $     29,469
                                                  ============     ============

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference as of October 31, 2001 and 2000, are as follows:

                                                      2001             2000
                                                     ------           ------
Federal statutory rate                                34.0%            34.0%
State taxes, net of federal benefit                    8.6              7.5
Foreign sales                                         (4.8)              --
Valuation allowance                                   (9.3)           (33.7)
Other                                                  0.9              3.8
                                                     ------           ------
Effective tax rate                                    29.4%            11.6%
                                                     ======           ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of October 31, 2001 and 2000, are as follows:

                                                                       2001
                                                                    -----------
Deferred tax assets
   Bad debt reserves                                                $    33,051
   Inventory reserves and capitalization                                269,735
   Property and equipment due to depreciation                            12,660
   Accrued liabilities and other                                        113,797
   Valuation allowance                                                       --
                                                                    -----------
Deferred tax assets                                                     429,243
                                                                    -----------

During fiscal 2001, the Company released its valuation allowance because it believes the deferred tax asset balance at October 31, 2001, will be realized through offsets to future operations.

11. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and awards. The following table presents the shares used in computing basic and diluted earnings per share for 2001 and 2000.

                                                                     2001        2000
                                                                  ---------   ---------
   Average commons shares outstanding for basic computation       4,288,200   4,287,471

   Incremental shares issuable for stock options and awards         178,880     296,983
                                                                  ---------   ---------
Average common shares outstanding for diluted computation         4,467,080   4,584,454
                                                                  ---------   ---------

12. Commitments and contingencies:

License

The Company has a 10-year worldwide license to manufacture and sell microcomputer pyrometers using Quantum Logic's patented laser technology. If Mikron fails to sell $300,000 per year, Quantum Logic has the right to withdraw its license.

Operating leases

The Company has a five-year operating lease agreement for its manufacturing, warehouse and office facilities. The lease is due to expire on December 31, 2005. The lease provides for the Company to pay certain operating costs of the leased property. Rent expense for the years ended October 31, 2001 and 2000, was approximately $238,000 and $216,000, respectively.

The Company also has operating leases for vehicles and office equipment. At October 31, 2001, the minimum future rental commitments under all non-cancelable operating leases with terms greater than one year, are as follows:

Year ending October 31
2002                                                            $   285,702
2003                                                                381,867
2004                                                                474,503
2005                                                                460,277
2006                                                                 37,500
Thereafter                                                               --

We maintain our corporate, administrative, manufacturing, and warehousing facility at 16 Thornton Road, Oakland New Jersey. We currently occupy approximately 30,000 square feet. The lease, which expires on November 30, 2005, requires us to pay real estate taxes, insurance, maintenance and other operating costs. The lease also requires us to lease the remainder of the building effective May 1, 2003. Our leased space would then increase to approximately 45,000 square feet. The lease provides for rent payments at a fixed annual amount of approximately $240,000 payable in equal monthly installments through April 30, 2003 and increasing to a fixed annual amount of $450,000 payable in equal monthly installments through November 30, 2005.

Employment contracts

The Company has an employment agreement with an officer expiring December 31, 2003. The agreement provides for compensation of $150,000 for each year during the period 2001 through 2003.

The Company also has employment contracts with two other officers for four-year terms, which commenced in May 1999. The annual compensation payable under those contracts is $200,000 and $100,000, respectively. In accordance with such agreements, each of those officers was awarded options under the Company's Omnibus Stock Incentive Plan to purchase 171,428 shares of Common stock at an exercise price of $1.00 per share. See further discussion of stock options in
Note 8.

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

Royalties of $27,130 and $3,045 were paid by the Company related to this arrangement in 2001 and 2000 respectively.

Other

The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the opinion of management, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

13. Related-party transactions:

The Company purchases certain of its products from a Japanese company that is a shareholder. Purchases from this company, for the years ended October 31, 2001 and 2000, were approximately $1,920,000 and $1,956,000, respectively. In addition, under the terms of a distribution agreement, this shareholder acts as the international sales representative for all of the Company's products for which it earns a five percent commission. For the years ended October 31, 2001 and 2000, the Company paid commissions of approximately $68,000 and $85,000 to this shareholder, respectively.

14. Quarterly data (unaudited):

The table summarizes the unaudited results of operations for each quarter of 2001 and 2000:

                                         First       Second        Third       Fourth
                                       ----------   ----------   ----------   ----------
2001:

   Total revenues                      $3,381,862   $3,822,384   $4,185,871   $3,925,451

   Income from operations                 101,516      348,818      533,241      447,220
   Net income                              35,858      218,265      345,244      336,866
   Earnings per share
     Basic and diluted                       0.01         0.05         0.08         0.08

                                                 First                       Second
                                       --------------------------  ----------------------------
                                       As reported                 As reported
2000:                                   on Form 10   As restated   on Form 10-Q    As restated
                                       ------------  ------------  ------------   -------------
   Total revenues                       $2,531,122    $2,531,321    $2,572,321    $2,572,321
   Income from operations                  195,024       174,688       145,399        94,378
   Net income                              212,283       191,947       100,895        49,874
   Earnings per share
Basic and diluted                             0.05          0.04          0.02          0.01

                                                                Third                  Fourth
                                                     ---------------------------    -----------
                                                     As reported
2000:                                                on Form 10-Q    As restated
                                                     -------------   -----------
   Total revenues                                     $ 2,576,154    $ 2,576,154    $ 2,703,222
   Net income                                              92,688         23,444        (19,309)
   (loss)
   from operations
   Net income                                              49,389        (19,855)         2,360
   (loss)
   Earnings per
   share
Basic and diluted                                            0.01           0.00           0.00

The quarterly results for 2000 were restated to reflect the expense associated with warrants issued to non-employees, and also includes additional compensation expense associated with stock options (see Note 9).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of January, 2002.

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

         Signature                                   Title                                       Date

         /s/ Gerald D. Posner               Principal) Executive Officer,               January 14, 2002
------------------------------------        Director
         Gerald D. Posner

         /s/ Paul Kohmescher                Chief (Principal) Financial Officer         January 14, 2002
------------------------------------
         Paul Kohmescher

         /s/ Lawrence C. Karlson            Chairman of the Board                       January 14, 2002
------------------------------------
         Lawrence C. Karlson

         /s/ Keikhosrow Irani               Chief Technical Officer, Director           January 14, 2002
------------------------------------
         Keikhosrow Irani

         /s/ Dennis Stoneman                Vice President, Director                    January 14, 2002
------------------------------------
         Dennis Stoneman

         /s/ William J. Eckenrode           Director                                    January 14, 2002
------------------------------------
         William J. Eckenrode

         /s/ Henry M. Rowan                 Director                                    January 14, 2002
------------------------------------
         Henry M. Rowan