Form 10QSB
period 2002-01-31
MIKRON INSTRUMENT CO INC
filed 2002-03-15
CIK 787809

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of March 14, 2002 was 4,288,200 shares.

                         MIKRON INSTRUMENT COMPANY, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

         Balance Sheet - January 31, 2002                                   3

         Statements of Operations - Three months ended January 31,
         2002 and 2001                                                      4

         Statements of Cash Flows - Three months ended January 31,
         2002 and 2001                                                      5

         Notes to Financial Statements                                      6

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations                               9

PART II - OTHER INFORMATION                                                12

SIGNATURES                                                                 13

                 Mikron Instrument Company, Inc. and Subsidiary

                           Consolidated balance sheet
                             As of January 31, 2002

                                                            January 31, 2002
                                                            ----------------
                                                                 (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                   $  350,986
     Accounts receivable, less allowance for
         doubtful accounts of $78,136                             1,806,161
     Inventories                                                  4,023,516
     Deferred tax asset                                             426,886
     Prepaid expenses and other current assets                       94,096
                                                                 ----------
Total current assets                                              6,701,645

Property and equipment, net of accumulated
     depreciation of $1,084,454                                     385,525
Goodwill, net of accumulated amortization of $87,824                652,057
Other assets                                                        102,801
                                                                 ----------
Total                                                            $7,842,028
                                                                 ==========

Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                            $  866,922
     Accrued liabilities                                            867,717
     Current portion of long term debt                              333,333
                                                                 ----------
Total current liabilities                                         2,067,972

Long term debt                                                      193,774
                                                                 ----------
Total liabilities                                                 2,261,746
                                                                 ----------

Shareholders' equity
     Common stock, $.003 par value;
         Authorized - 15,000,000 shares; issued and
         outstanding - 4,288,200 shares                              12,865
     Additional paid-in capital                                   4,334,601
     Retained earnings                                            1,233,270
     Accumulated other comprehensive deficit                           (454)
                                                                 ----------
Total shareholders' equity                                        5,580,282
                                                                 ----------

Total                                                            $7,842,028
                                                                 ==========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                Three Months Ended
                                                    January 31,
                                            --------------------------
                                                2002           2001
                                                ----           ----
Revenues:
     Net sales                              $ 2,950,146    $ 3,337,688
     Royalties                                   37,748         44,174
                                            -----------    -----------
Total revenues                                2,987,894      3,381,862
                                            -----------    -----------

Costs and expenses:
     Cost of goods sold                       1,659,943      1,820,958
     Selling, general and administrative        996,866      1,203,686
     Research and development                   233,401        255,702
                                            -----------    -----------
Total costs and expenses                      2,890,210      3,280,346
                                            -----------    -----------

Income from operations                           97,684        101,516
Other income (expense):
     Interest expense                           (17,463)       (18,831)
     Other, net                                  (3,956)       (22,922)
                                            -----------    -----------
Net income before income taxes                   76,265         59,763
Income tax provision                             29,742         23,905
                                            -----------    -----------
Net income                                  $    46,523    $    35,858
                                            ===========    ===========
Net income per share-basic                  $      0.01    $      0.01
                                            ===========    ===========
Weighted average number of shares-basic       4,288,200      4,288,200
                                            ===========    ===========
Net income per share-diluted                $      0.01    $      0.01
                                            ===========    ===========
Weighted average number of shares-diluted     4,545,203      4,453,117
                                            ===========    ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                         Three Months Ended
                                                                             January 31
                                                                       -----------------------
                                                                          2002          2001
                                                                          ----          ----
Cash flows from operating activities:
     Net income                                                        $  46,523    $   35,858
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
         Depreciation                                                     40,656        34,147
         Amortization                                                     15,411        12,843
         Deferred income tax benefit                                       2,357         6,558
         Non-cash consulting expense                                       6,250         9,688
         Stock Compensation expense                                        2,835        14,194
     Changes in assets and liabilities:
         (Increase) decrease in trade accounts receivable                583,970      (422,888)
         (Increase) decrease in inventories                             (100,604)       88,973
         (Increase) in prepaid and other current assets                   (5,501)      (57,212)
         (Increase) decrease in other assets                              (1,320)       82,557
         (Increase) in accounts payable and accrued liabilities         (522,640)      (55,460)
                                                                       ---------    ----------
Net cash provided by (used in)  operating activities                      67,937      (250,742)
                                                                       ---------    ----------

Cash flows from investing activities:
     Purchase of property and equipment                                   (4,104)      (81,124)
                                                                       ---------    ----------
Net cash used in investing activities                                     (4,104)      (81,124)
                                                                       ---------    ----------

Cash flows from financing activities:
     Payment of capital lease obligation                                       0          (714)
     Principal payment on long term debt                                 (83,334)      (83,333)
                                                                       ---------    ----------

Net cash used in financing activities                                    (83,334)      (84,047)
                                                                       ---------    ----------

Net decrease in cash and cash equivalents                                (19,501)     (415,913)
Cash and cash equivalents, beginning of period                           370,487       779,140
                                                                       ---------    ----------

Cash and cash equivalents, end of period                               $ 350,986    $  363,227
                                                                       =========    ==========

Supplemental disclosure of cash flow information:

Cash paid for interest                                                 $  11,404    $   18,831
                                                                       =========    ==========
Cash paid for income taxes                                             $ 583,000    $  140,000
                                                                       =========    ==========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2002

                                   (Unaudited)

1. BASIS OF PRESENTATION

Our unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our October 31, 2001 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations.

Our unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of our management, necessary to present a fair statement of financial position as of January 31, 2002 and the results of operations and cash flows for the periods then ended January 31, 2002 and 2001. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

2. RECENTLY ISSUED ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board (FASB) recently issued SFAS 141, "Business Combinations" (SFAS 141); SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142); SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143); and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations." Under SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Among other provisions, SFAS 141 establishes specific criteria for the recognition of intangible assets separate from goodwill acquired in a purchase business combination. We have historically accounted for business combinations using the purchase method and, therefore, SFAS 141 is not expected to have a material impact on our consolidated financial statements. We will adopt SFAS 141 effective November 1, 2002.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Opinion No. 17, "Intangible Assets." Under SFAS 142, an intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives will not be amortized, however they will be tested for impairment at least annually. Upon the adoption of SFAS 142, we will discontinue the amortization of goodwill of approximately $50,000 annually. We will adopt SFAS 142 effective November 1, 2002.

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is not expected to have a material impact on the consolidated financial statements.

SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of" and certain provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring events and Transactions". We believe that the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

3. Derivative Instruments and Hedging Activities

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

At January 31, 2002, we had an interest rate swap with a notional amount of $444,444 under which we paid a fixed rate of interest, 8.85 percent, and received a floating rate of interest, 1.75 percent plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at January 31, 2002 and October 31, 2001, was a liability due to the counterparty of $15,110, and $21,154, respectively. We have not entered into any derivative contracts other than this interest rate swap.

4. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in gains and losses on hedging activities (see note 3). For the three months ended January 31, 2002, the following table sets forth our comprehensive income:

                                              2002        2001

               Net income                   $ 46,523    $ 35,858
               Effect of cash flow hedges     (6,044)     (4,100)
                                            --------    --------
               Comprehensive income         $ 40,479    $ 31,758
                                            ========    ========

We had no items of other comprehensive income.

5. Inventory

The components of inventories at January 31, 2002 are as follows

               Materials and parts                $2,300,235
               Work-in Process                       483,715
               Finished Goods                      1,239,566
                                                  ----------
                                                  $4,023,516
                                                  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Net sales for the quarter ended January 31, 2002 were $2,950,146 which represented an 11.6% decrease over our net sales of $3,337,688 for the quarter ended January 31, 2001. The decrease can be attributed to a significant slowdown in single point instrument sales which occurred after September 11, 2001.We did, however, experience large increases in orders of our blackbody calibration equipment and thermal imaging products during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The latter increase was due to the successful introduction of a new, lower priced and lower cost, thermal imaging camera during that fiscal quarter.

Royalty income for the three months ended January 31, 2002, was $37,748 as compared to $44,174 for the three month period ended January 31, 2001.

Our cost of sales for the three months ended January 31, 2002 were $1,659,943 compared to $1,820,958 for the same period in fiscal 2001. The percentage of net sales for the three-month period ended January 31, 2002 was 56% as compared to 55% for the three-month period ended January 31, 2001. The slight decrease in margin for sales in 2002 is due to product mix.

Selling, general and administrative expenses were $996,866 for the three months ended January 31, 2002 compared to 1,203,686 for the same period in fiscal 2001. The decreases are due mainly to a reduction in professional fees (approximately $73,000), non-cash consulting expense (approximately $47,000), sales seminars (approximately $38,000), and temporary help (approximately $20,000). Selling, general and administrative expenses decreased to 34% of net sales for the three month period ended January 31, 2002 from 36% for the three month period ended January 31, 2001. The decrease in expenses are due to management's efforts to reduce costs.

Research and development expenses decreased for the quarter ended January 31, 2002 to $233,401 as compared to $255,702 for the same quarter in 2001. The primary reason for the decrease is due to a decrease in wages of approximately $30,000.

Our income from operations for the three months ended January 31, 2002 was $97,684 compared to $101,515 for the comparable period in fiscal 2001. The decrease is due to a decrease in sales offset by a decrease in cost of goods sold, selling, and general and administrative expenses, and research and development expenses. We cut expenses in the first quarter to offset the decline in sales.

There was a decline in our other expenses of $21,419 for the three months ended January 31, 2002 from a net expense for the comparable period in fiscal 2001 of $41,752. Swap expense decreased in 2002 by approximately $11,000 as a result of the declining balance due under the credit facility we entered into in May 2000 to finance the purchase of E Square Technology ("E(2)T").

Our net income before the provision for income taxes for the three months ended January 31, 2002 was $76,265 compared to $59,763 for the comparable period in fiscal 2001. In spite of a decrease in sales, a decrease in cost of goods sold and other expenses combined to yield improved net income year on year.

Our effective tax rate for the three-month period ended January 31, 2002 was 39%. Our effective tax rate in the first quarter of fiscal 2001 was 40.0%.

Our net income for the three months ended January 31, 2002 was $46,523 compared to $35,858 for the comparable period in fiscal 2001.

Liquidity and Capital Resources

At January 31, 2002, we held $350,986 in cash, and we had $1,806,161 in accounts receivable. The decrease in cash of $19,501 since October 31, 2001 resulted primarily from payments in reduction of the term loan indebtedness offset by our current period income.

Our working capital at January 31, 2002 was $4,633,673 as compared to $4,613,317 at year end October 31, 2001. This increase primarily was a result of the decrease in our accounts receivable offset by a decrease in accounts payable and accrued liabilities.

In March 2002, we renewed our $1,500,000 working capital line of credit. The principal outstanding under the line is payable on demand. As of January 31, 2002, there were no amounts outstanding under the agreement. The Company believes its internally generated funds are adequate to fund its current operating requirements.

In April 2000, we entered into a $1,000,000 term loan agreement with our bank for the purpose of financing our acquisition of E(2)T. Under the terms of that agreement, the loan must be repaid in 36 monthly installments of principal during the period which commenced on June 1, 2000 and which will end on May 3, 2003. As of January 31, 2002, there was $444,445 outstanding under that loan agreement.

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

      b.    Reports on Form 8-K

            On February 11, 2002 we filed a Report on Form 8-K announcing the replacement of Arthur Andersen, LLP as our independent accountants by BDO Seidman, LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 15, 2002

                             MIKRON INSTRUMENT COMPANY, INC.


                             By:    /s/ Paul A. Kohmescher
                                -----------------------------------------
                                Paul A. Kohmescher, Chief Financial  Officer
                                (as  Registrant's duly authorized officer)