Form 10QSB
period 2002-04-30
MIKRON INSTRUMENT CO INC
filed 2002-06-03
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

         |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 2002

                                       OR

         | |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of June 3, 2002 was 4,288,200 shares.

                 Mikron Instrument Company, Inc. and Subsidiary

                                      Index


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

     Consolidated Balance Sheet - April 30, 2002-Unaudited                 3

     Consolidated Statement of Operations - Three and six months ended
     April 30, 2002 and 2001-Unaudited                                     4

     Consolidated Statement of Cash Flows - Six months ended April 30,
     2002 and 2001-Unaudited                                               5

     Notes to Consolidated Financial Statements                            6

Management's Discussion And Analysis of
Financial Condition And Results Of Operations                              10

PART II - OTHER INFORMATION                                                12

SIGNATURES                                                                 13

                  Mikron Instrument Company, Inc and Subsidiary

                           Consolidated Balance Sheet
                              As of April 30, 2002

                                                                  April 30, 2001
                                                                  --------------
                                                                     (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                        $  177,311
     Trade accounts receivable, less allowance for
         doubtful accounts of $59,724                                  2,439,869
     Inventories                                                       3,706,414
       Deferred tax asset                                                425,045
     Prepaid expenses and other current assets                            82,083
                                                                      ----------

Total current assets                                                   6,830,722
                                                                      ----------

Property and equipment, net
 of accumulated depreciation of $1,124,814                               359,664

Intangible assets, net of accumulated amortization of $99,965            639,916

Other assets                                                             126,029
                                                                      ----------

                                                                      $7,956,331
                                                                      ==========

Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                                 $1,164,222
       Accrued liabilities                                               584,921
     Current portion of long term debt                                   333,334
                                                                      ----------

Total current liabilities                                              2,082,477

Long term debt                                                           110,440
                                                                      ----------
                                                                       2,192,917
Shareholders' equity:
     Common stock, $.003 par value;
         Authorized - 15,000,000 shares; issued and
         outstanding - 4,288,200 shares                                   12,866
     Additional paid-in capital                                        4,337,329
     Retained earnings                                                 1,410,793
     Accumulated other comprehensive income                                2,426
                                                                      ----------
 Total shareholders' equity                                            5,763,414
                                                                      ----------
                                                                      $7,956,331
                                                                      ==========


                       See notes to financial statements.

                         Mikron Instrument Company, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                    Three Months Ended             Six Months Ended
                                                         April 30,                      April 30,
                                                --------------------------    ---------------------------
                                                    2002           2001           2002            2001
                                                    ----           ----           ----            ----
Revenues:
     Net sales                                  $ 3,490,590     $3,772,504    $ 6,440,736     $ 7,110,192
     Royalties                                       34,074         49,880         71,822          94,054
                                                -----------     ----------    -----------     -----------

Total revenues                                    3,524,664      3,822,384      6,512,558       7,204,246
                                                -----------     ----------    -----------     -----------

Costs and expenses:
     Cost of goods sold                           1,882,332      1,901,296      3,542,274       3,722,254
     Selling, general and administrative          1,078,301      1,282,784      2,075,167       2,486,470
     Research and development                       252,068        289,486        485,469         545,188
                                                -----------     ----------    -----------     -----------

Total costs and expenses                          3,212,701      3,473,566      6,102,910       6,753,912
                                                -----------     ----------    -----------     -----------

Income from operations                              311,963        348,818        409,648         450,334
                                                -----------     ----------    -----------     -----------

Other income (expense):
     Interest expense, net                             (894)         4,854        (18,278)        (39,926)
     Other, net                                     (20,049)        10,103        (24,083)         13,130
                                                -----------     ----------    -----------     -----------

Net income before income taxes                      291,020        363,775        367,287         423,538

 Income tax provision                               113,498        145,510        143,241         169,415
                                                -----------     ----------    -----------     -----------

Net income                                      $   177,522     $  218,265    $   224,046     $   254,123
                                                ===========     ==========    ===========     ===========

Net income per share-basic                      $      0.04     $     0.05    $      0.05     $      0.06
                                                ===========     ==========    ===========     ===========
Weighted average number of shares -basic          4,288,200      4,288,200      4,288,200       4,288,200
                                                ===========     ==========    ===========     ===========
Net income per share-diluted                    $      0.04     $     0.05    $      0.05     $      0.06
                                                ===========     ==========    ===========     ===========
Weighted average number of shares -diluted        4,622,624      4,378,181      4,622,624       4,378,181
                                                ===========     ==========    ===========     ===========


                       See notes to financial statements.

                         Mikron Instrument Company, Inc.

                      Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         April 30,
                                                                                 ------------------------
                                                                                    2002           2001
                                                                                    ----           ----
Cash flows from operating activities:
     Net income                                                                  $ 224,046      $ 254,123
     Adjustments to reconcile net income to
               net cash used in operating activities:
         Depreciation                                                               81,016         52,593
         Amortization                                                               32,932         34,939
         Accumulated other comprehensive deficit                                        --         (4,100)
         Deferred tax benefit                                                        4,198             --
Non-cash consulting expense                                                         12,500         32,850
         Stock compensation expense                                                  5,564          8,099

     Changes in assets and liabilities:
         (Increase) in trade accounts receivable                                   (49,738)      (523,388)
         (Increase) decrease in inventories                                        216,498       (118,249)
         (Increase) in prepaid and other current assets                            (23,416)       (43,065)
         Increase (decrease) in accounts payable and accrued liabilities          (511,506)       131,673
                                                                                 ---------      ---------

Net cash used in operating activities                                               (7,906)      (174,525)
                                                                                 ---------      ---------

Cash flow from investing activities:
     Capital expenditures                                                          (18,603)       (33,578)
     Capitalized software development                                                   --        (19,484)
                                                                                 ---------      ---------

Net cash used in investing activities                                              (18,603)       (53,062)
                                                                                 ---------      ---------

Cash flows from financing activities:
     Payment of capital lease obligation                                                --           (714)
     Principal payment on long-term debt                                          (166,667)      (166,346)
                                                                                 ---------      ---------

Net cash used in financing activities                                             (166,667)      (167,060)
                                                                                 ---------      ---------

Net decrease in cash and cash equivalents                                         (193,176)      (394,647)

Cash and cash equivalents, beginning of period                                     370,487        779,140
                                                                                 ---------      ---------

Cash and cash equivalents, end of period                                         $ 177,311      $ 384,493
                                                                                 =========      =========


Supplemental disclosure of cash flow information:

Cash paid for interest                                                           $  20,591      $  33,250
Cash paid for income taxes                                                       $ 774,500      $ 200,000


                       See notes to financial statements.

                         Mikron Instrument Company, Inc.

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

                                   (Unaudited)


1.    BASIS OF PRESENTATION

Our unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our October 31, 2001 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with Generally Accepted Accounting Principles
(GAAP) have been omitted or condensed pursuant to such rules and regulations.

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present fairly our financial position as of April 30, 2002 and the results of operations and cash flows for the three and six month periods ended April 30, 2002 and 2001. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with the 2002 presentation

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

SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of" and certain provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring events and Transactions". We believe that the adoption of SFAS 144 will not have a material impact on our financial position or results of operations.

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

At April 30, 2002, we had an interest rate swap with a notional amount of $361,111 under which we paid a fixed rate of interest, 8.85 percent, and received a floating rate of interest, LIBOR plus1.75 percent, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at April 30, 2002 and October 31, 2001, was a liability due to the counterparty of $10,388, and $21,154, respectively. We have not entered into any derivative contracts other than this interest rate swap.

4.    COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in gains and losses on certain hedging activities (see note 3). The following table sets forth our comprehensive income for the periods indicated:

                                   Three Months Ended       Six Months Ended
                                         April 30              April 30
                                   -------------------   ----------------------
                                     2002       2001        2002         2001
                                     ----       ----        ----         ----
      Net income                   $177,522   $218,265   $ 224,046    $ 254,123
      Effect of cash flow hedges      2,880          0      (3,164)      (4,100)
                                   --------   --------   ---------    ---------
      Comprehensive income         $180,402   $218,265   $ 220,822    $  31,758
                                   ========   ========   =========    =========

We had no items of other comprehensive income.

5.    INVENTORY

The components of inventories at April 30, 2002 are as follows

      Materials and parts               $1,814,934
      Work-in Process                      463,449
      Finished Goods                     1,428,031
                                        ----------
                                        $3,706,414
                                        ==========

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Net sales for the quarter ended April 30, 2002 were $3,490,590, a 7% decrease from our net sales of $3,772,504 for the quarter ended April 30, 2001. For the six months ended April 30, 2002, our net sales were $6,440,736, a 9% decrease from our net sales of $7,110,192 for the comparable six months of fiscal 2001. These decreases can be attributed primarily to a significant slowdown in single point instrument sales, which occurred after September 11, 2001. This slowdown affected our second quarter, and year to date single point instrument sales in 2002 when compared to similar periods in 2001. This decrease was offset with sharp increases in the sales of blackbody calibration equipment and thermal imaging products in the second quarter and first six months of fiscal 2002, when compared to similar periods in fiscal 2001.

Royalty income for the quarter ended April 30, 2002, was $34,074, compared to $49,880 for the quarter ended April 30, 2001. For the six months ended April 30, 2002, our royalty income was $71,822 compared to $94,054 for the six month period ended April 30, 2001. The decrease is due to lower sales of our licensed product.

Our cost of sales as a percentage of net sales for the three and six month periods ended April 30, 2002 were 54% and 55%, respectively, as compared to 50% and 52% for the three and six month periods ended April 30, 2001 respectively. The increase in cost of sales for the three month and year to date periods was due primarily to product mix and under -absorption of manufacturing overhead because of the decrease in sales of the single point instruments.

Selling, general and administrative expenses for the three and six month periods ended April 30, 2002 were $1,078,301 and $2,075,167, as compared to $1,282,784 and $2,486,470 for the comparable periods of fiscal 2001. The decreases in expenses are due to management's efforts to reduce expenses in line with the reduction in sales. Major components of the six month comparative decrease of approximately $411,000 in our SG&A were reductions in: employment costs of $106,000, professional fees of $89,000, travel expense of $76,000, representative training expenses of $37,000, and sales and use taxes amounting to $27,000. The major components of the three month comparative decrease of approximately $204,000 in our SG&A were reductions in: employment costs of $40,000, travel of $40,000, professional fees of $38,000, and sales and use taxes amounting to $25,000.

Research and Development expenses for the quarter and six months ended April 30, 2002 were $252,068, and $485,469 respectively. These amounts compare with $289,486 and $545,188 for the same periods last year. The quarter ended April 30, 2002 decrease of 37,000, and the year to date decrease of $60,000 were due primarily to a decrease in compensation which was part of our effort to align our expenses with the decrease in sales.

Our income from operations for the three and six months ended April 30, 2002 was $311,963 and $409,648, respectively, compared to $348,818 and $450,334 for the comparable periods in fiscal 2001. These decreases were due primarily to a decrease in sales and gross profit. The decreases were partially offset by a corresponding decrease in SG&A and Research and Development expenses.

Interest expense, was $894 and $18,278 for the three and six month periods ending April 30, 2002, respectively, compared to $4,854 income and $39,926 expense for the comparable periods in fiscal 2001. The increase in second quarter expense in 2002 compared to the similar quarter in 2001 is due to a a gain in our interest rate swap in 2001. The decrease net interest expense in the six month period ending April 30, 2002 is due to a lower balance outstanding in our term loan.

Other income (expenses) was ($20,049) and ($24,083) for the three and six month periods ended April 30, 2002, respectively, compared to other income of $10,103 and $13,130 for the same periods in fiscal 2001.

Our net income before the income tax provision for the three and six month periods ended April 30, 2002 was $291,020 and 367,287, respectively, compared to $363,775 and 423,538 for the comparable periods in fiscal 2001.

Our income tax provision for the three and six month periods ended April 30, 2002 was $113,498 and $143,241, respectively, compared to $145,510 and $169,415 for the comparable periods in fiscal 2001. Our effective tax rate in 2002 is 39% for both the six month and three month periods ended April 30, 2002. The tax rate for the comparable periods in fiscal 2001 was 40%.

Our net income for the three and six month periods ended April 30, 2002 was $177,522 and $224,046 respectively, compared to $218,265 and $254,123 for the comparable periods in fiscal 2001.

Liquidity and Capital Resources

At April 30, 2002, we held $177,311 in cash and we had $2,439,869 in accounts receivable. The decrease in cash of $193,176 since October 31, 2001 resulted primarily from paying our fiscal year 2001 corporate income taxes.

Our working capital as of April 30, 2002 was $4,748,245 as compared to $4,613,317 at year end October 31, 2001. This increase primarily was a result of the decrease in our accrued corporate income taxes.

In March 2002, we renewed our $1,500,000 working capital line of credit. The principal outstanding under the line is payable on demand. As of April 30, 2002, there were no amounts outstanding under the agreement. The Company believes its internally generated funds are adequate to fund its current operating requirements.

In April 2000, we entered into a $1,000,000 term loan agreement with our bank for the purpose of financing our acquisition of E2T. Under the terms of that agreement, the loan must be repaid in 36 monthly installments of principal during the period which commenced on June 1, 2000 and which will end on May 3, 2003. As of April 30, 2002, there was $361,111 outstanding under that loan agreement.

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

PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            None


      b.    Reports on Form 8-K

            On February 14, 2002, Registrant filed a Report on Form 8-K regarding changes in its certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 3, 2002

                                MIKRON INSTRUMENT COMPANY, INC.



                                By:   /s/ Paul A. Kohmescher
                                   ---------------------------------------------
                                     Paul A. Kohmescher, Chief Financial Officer
                                      (as Registrant's duly authorized officer)