Form 10QSB
period 2002-07-31
MIKRON INFRARED INC
filed 2002-09-10
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 2002

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-15486

                              MIKRON INFRARED, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of September 9, 2002 was 4,288,200 shares.

                 Mikron Instrument Company, Inc. and Subsidiary

                                      Index

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

Item 1   Financial Statements

         Consolidated Balance Sheet - July 31, 2002-Unaudited              3

         Consolidated Statement of Operations - Three and nine months
         ended July 31, 2002 and 2001-Unaudited                            4

         Consolidated Statement of Cash Flows - Nine months ended
         July 31, 2002 and 2001-Unaudited                                  5

         Notes to Consolidated Financial Statements                        6

Item 2   Management's Discussion And Analysis of
         Financial Condition And Results Of Operations                     9

PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                14

                  Mikron Instrument Company, Inc and Subsidiary

                           Consolidated Balance Sheet
                               As of July 31, 2002

                                                                July 31, 2002
                                                                -------------
                                                                 (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                   $  238,401
     Trade accounts receivable, less allowance for
         doubtful accounts of $59,939                             1,873,088
     Inventories                                                  3,765,977
     Deferred tax asset                                             426,886
     Prepaid expenses and other current assets                       93,042
                                                                 ----------

Total current assets                                              6,397,394
                                                                 ----------

Property and equipment, net
 of accumulated depreciation of $1,151,157                          317,845

Intangible assets, net of accumulated amortization of $112,106      627,775

Other assets                                                        174,333
                                                                 ----------

                                                                 $7,517,347
                                                                 ==========

Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                            $  889,545
     Accrued liabilities                                            571,263
     Current portion of long term debt                              277,778
                                                                 ----------

Total current liabilities                                         1,738,586

Long term debt                                                            0
                                                                 ----------
                                                                  1,738,586
                                                                 ----------
Shareholders' equity:
     Common stock, $.003 par value;
         Authorized - 15,000,000 shares; issued and
         outstanding - 4,288,200 shares                              12,866
     Additional paid-in capital                                   4,340,005
     Retained earnings                                            1,425,286
     Accumulated other comprehensive income                             604
                                                                 ----------
 Total shareholders' equity                                       5,778,761
                                                                 ----------
                                                                 $7,517,347
                                                                 ==========

                       See notes to financial statements

                         Mikron Instrument Company, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                 Three Months Ended               Nine Months Ended
                                                       July 31,                         July 31,
                                             ----------------------------    ----------------------------
                                                 2002            2001            2002            2001
                                             ------------    ------------    ------------    ------------
Revenues:
     Net sales                               $  2,941,473    $  4,142,083    $  9,382,208    $ 11,252,275
     Royalties                                     25,000          43,788          96,823         137,842
                                             ------------    ------------    ------------    ------------

Total revenues                                  2,966,473       4,185,871       9,479,031      11,390,117
                                             ------------    ------------    ------------    ------------

Costs and expenses:
     Cost of goods sold                         1,677,903       2,073,054       5,220,177       5,795,308
     Selling, general and administrative          985,759       1,154,651       3,060,925       3,641,121
     Research and development                     255,758         424,925         741,227         970,113
                                             ------------    ------------    ------------    ------------

Total costs and expenses                        2,919,420       3,652,630       9,022,329      10,406,542
                                             ------------    ------------    ------------    ------------

Income from operations                             47,053         533,241         456,702         983,575
                                             ------------    ------------    ------------    ------------

Other income (expense):
     Interest expense, net                         (6,280)        (12,470)        (24,558)        (63,326)
     Other, net                                   (17,013)        (14,586)        (41,098)          9,474
                                             ------------    ------------    ------------    ------------

Net income before income taxes                     23,760         506,185         391,046         929,723

 Income tax provision                               9,265         160,941         152,506         330,356
                                             ------------    ------------    ------------    ------------

Net income                                   $     14,495    $    345,244    $    238,540    $    599,367
                                             ============    ============    ============    ============

Net income per share-basic                   $       0.01    $       0.08    $       0.06    $       0.14
                                             ============    ============    ============    ============
Weighted average number of shares-basic         4,288,200       4,288,200       4,288,200       4,288,200
                                             ============    ============    ============    ============
Net income per share-diluted                 $       0.01    $       0.08    $       0.05    $       0.14
                                             ============    ============    ============    ============
Weighted average number of shares-diluted       4,595,628       4,344,406       4,595,628       4,341,432
                                             ============    ============    ============    ============

                       See notes to financial statements.

                         Mikron Instrument Company, Inc.

                      Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                   July 31,
                                                                           ----------------------
                                                                              2002         2001
                                                                           ---------    ---------
Cash flows from operating activities:
     Net income                                                            $ 238,540    $ 599,367
     Adjustments to reconcile net income to
               net cash used in operating activities:
         Depreciation                                                        107,360       84,273
         Amortization                                                         50,452       52,541
         Deferred tax benefit                                                  2,357           --
         Non-cash consulting expense                                          12,500       39,100
         Stock compensation expense                                            8,240       10,934

     Changes in assets and liabilities:
         (Increase) decrease in trade accounts receivable                    517,044     (873,407)
         (Increase) decrease in inventories                                  156,935     (197,624)
         (Increase) in prepaid, other current assets, and other assets       (82,606)      (7,946)
         Increase (decrease) in accounts payable and accrued liabilities    (807,117)     291,395
                                                                           ---------    ---------

Net cash provided by (used in) operating activities                          203,705       (1,367)
                                                                           ---------    ---------

Cash flow from investing activities:
     Capital expenditures (net)                                               (3,127)    (144,582)
     Capitalized software development                                             --      (19,484)
                                                                           ---------    ---------

Net cash used in investing activities                                         (3,127)    (164,066)
                                                                           ---------    ---------

Cash flows from financing activities:
     Payment of capital lease obligation                                          --         (714)
     Principal payment on long-term debt                                    (332,664)    (250,000)
                                                                           ---------    ---------

Net cash used in financing activities                                       (332,664)    (250,714)
                                                                           ---------    ---------

Net decrease in cash and cash equivalents                                   (132,086)    (416,147)

Cash and cash equivalents, beginning of period                               370,487      779,140
                                                                           ---------    ---------

Cash and cash equivalents, end of period                                   $ 238,401    $ 362,993
                                                                           =========    =========

Supplemental disclosure of cash flow information:

Cash paid for interest                                                     $  20,591    $  50,135
Cash paid for income taxes                                                 $ 774,500    $ 200,000

                       See notes to financial statements.

                         Mikron Instrument Company, Inc.

                   Notes to Consolidated Financial Statements

                                  July 31, 2002

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

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present fairly our financial position as of July 31, 2002 and the results of operations and cash flows for the three and nine month periods ended July 31, 2002 and 2001. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with the 2002 presentation

2. CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required.

We sell our products to independent representatives and directly to third party end-users. Revenue on the sale of product is recognized at the time of shipment when title to the product passes to the independent representative or third party end-user. Customers do not have the right to return products shipped to them. We provide an allowance for doubtful accounts on an estimated basis.

Inventories are stated at the lower of cost (average cost method) or market. We provide an allowance for slow moving and obsolete inventory on an estimated basis.

We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. If a long-lived asset is identified as impaired, the value of the asset will be reduced to its fair value.

3. RECENTLY ISSUED ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board (FASB) recently issued SFAS 141, "Business Combinations" (SFAS 141); SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142); SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143); SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144); and SFAS 146 "Accounting for Restructuring Costs" (SFAS 146).

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

SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. We believe that the adoption of SFAS 146 will not have a material impact on our financial position or results of operations.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

At July 31, 2002, we had an interest rate swap with a notional amount of $277,778 under which we paid a fixed rate of interest, 8.85 percent, and received a floating rate of interest, LIBOR plus1.75 percent, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at July 31, 2002 and October 31, 2001, was a liability due to the counterparty of $6,885, and $21,154, respectively. We have not entered into any derivative contracts other than this interest rate swap.

5. COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in gains and losses on certain hedging activities (see note 3). The following table sets forth our comprehensive income for the periods indicated:

                                  Three Months Ended        Nine Months Ended
                                        July 31,                July 31,
                                 ---------------------    ---------------------
                                    2002        2001         2002        2001
                                 ---------   ---------    ---------   ---------
    Net income                   $  14,495   $ 345,244    $ 238,540   $ 599,367
    Effect of cash flow hedges       3,503      (4,100)      14,275      (4,100)
                                 ---------   ---------    ---------   ---------
    Comprehensive income         $  17,998   $ 341,144    $ 252,815   $ 595,267
                                 =========   =========    =========   =========

We had no items of other comprehensive income.

6. INVENTORY

The components of inventories at July 31, 2002 are as follows

         Materials and parts                                     $2,311,006
         Work-in Process                                            449,022
         Finished Goods                                           1,005,949
                                                                 ----------
                                                                 $3,765,977
                                                                 ==========

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Net sales for the quarter ended July 31, 2002 were $2,941,473, a 29% decrease from our net sales of $4,142,083 for the quarter ended July 31, 2001. For the nine months ended July 31, 2002, our net sales were $9,382,208, a 17% decrease from our net sales of $11,252,275 for the comparable nine months of fiscal 2001. These decreases can be attributed primarily to a significant slowdown in single point instrument sales that commenced after September 11, 2001 and which has continued since then. We have not experienced a similar slowdown in sales of our black body calibration equipment and thermal imaging products. Sales for the nine month period ended July 31, 2002 in both of those product lines increased over the sales we achieved in those lines during the comparable period of fiscal 2001.

Royalty income for the quarter ended July 31, 2002, was $25,000, compared to $43,788 for the quarter ended July 31, 2001. For the nine months ended July 31, 2002, our royalty income was $96,823 compared to $137,842 for the nine month period ended July 31, 2001. These decreases were due to lower sales of our licensed product. The patent that generated this income expired in the third fiscal quarter of 2002. Accordingly, we will not receive any further income from this source.

Our cost of sales as a percentage of net sales for the three and nine month periods ended July 31, 2002 were 57% and 56%, respectively, as compared to 50% and 52% for the three and nine month periods ended July 31, 2001 respectively. The increases in cost of sales for the three month and nine month periods of fiscal 2002 were due primarily to product mix and under-absorption of manufacturing overhead because of the decrease in sales.

Selling, general and administrative expenses for the three and nine month periods ended July 31, 2002 were $985,759 and $3,060,925, as compared to $1,154,651 and $3,641,121 for the comparable periods of fiscal 2001. The decreases in expenses resulted from management's efforts to reduce expenses in line with our reduced sales. The major components of the nine month comparative decrease of approximately $580,000 in our SG&A were:

         Category                                       Amount of Reduction
         --------                                       -------------------

employment costs                                               $206,000
travel expense                                                 $131,000
professional fees                                              $ 93,000
commission expense                                             $ 78,000
promotion and advertising expenses                             $ 56,000

The major components of the three month comparative decrease of approximately $169,000 in our SG&A were:

         Category                                       Amount of Reduction
         --------                                       -------------------

commissions                                                    $77,000
promotion and advertising                                      $44,000
employment costs                                               $40,000

Research and Development expenses for the quarter and nine months-ended July 31, 2002 were $255,758, and $741,227 respectively. These amounts compare with $424,925 and $970,113 for the same periods last year. The major components of the three-month comparative decrease of approximately $169,000 in Research and Development were:

         Category                                       Amount of Reduction
         --------                                       -------------------

professional fees                                              $81,000
employment costs                                               $55,000
materials                                                      $21,000

The major components of the nine-month comparative decrease of approximately $229,000 were:

         Category                                       Amount of Reduction
         --------                                       -------------------

employment costs                                               $137,000
professional fees                                              $ 75,000
materials                                                      $ 27,000

The reductions we made with regard to our R&D activities were part of our overall effort to align our expenses with the decrease in our sales.

Our income from operations for the three and nine months ended July 31, 2002 was $47,053, and $456,702, respectively, compared to $533,241 and $983,575 for the comparable periods in fiscal 2001. These decreases were due primarily to a decrease in sales and gross profit. The decreases were partially offset by a corresponding decrease in SG&A and Research and Development expenses.

Interest expense, was $6,280 and $24,558 for the three and nine month periods ending July 31, 2002, respectively, compared to $12,470 and $63,326 for the comparable periods in fiscal 2001. The decreases in third quarter expense in fiscal 2002 and during the nine-month period ending July 31, 2002 were due to decreases in the outstanding balance of our term loan.

Other income (expenses) was ($17,013) and ($41,098) for the three and nine month periods ended July 31, 2002, respectively, compared to other income (expense) of ($14,586) and $9,474 for the same periods in fiscal 2001. The income generated during the nine month period ended July 31, 2001 was due to an adjustment to the value of our interest rate swap of $37,000. We do not expect another material adjustment to this swap.

Our net income before the income tax provision for the three and nine month periods ended July 31, 2002 was $23,760 and 391,046, respectively, compared to $506,185 and 929,723 for the comparable periods in fiscal 2001.

Our income tax provision for the three and nine-month periods ended July 31, 2002 was $9,265 and $152,506, respectively, compared to $160,941 and $330,356 for the comparable periods in fiscal 2001. Our effective tax rate in 2002 is 39% for both the three-month and nine-month periods ended July 31, 2002.

Our net income for the three and nine-month periods ended July 31, 2002 was $14,495 and $238,540 respectively, compared to $345,244 and $599,367 for the comparable periods in fiscal 2001.

Liquidity and Capital Resources

On July 31, 2002, we had $238,401 in cash and $1,873,088 in accounts receivable. The decrease in cash of $132,000 since October 31, 2001 resulted primarily from payment of our fiscal year 2001 corporate income taxes, and the payments we made in reduction of our term loan. These uses of cash were partially offset by a decrease in accounts receivable.

Our working capital as of July 31, 2002 was $4,658,808 as compared to $4,613,317 at year-end October 31, 2001.

In March 2002, we renewed our $1,500,000 working capital line of credit. The principal outstanding under the line is payable on demand. As of July 31, 2002, there were no amounts outstanding under the agreement. We believe our internally generated funds are adequate to fund our current operating requirements.

In April 2000, we entered into a $1,000,000 term loan agreement with our bank for the purpose of financing our acquisition of E2T. Under the terms of that agreement, the loan must be repaid in 36 monthly installments of principal during the period which commenced on June 1, 2000 and which will end on May 3, 2003. As of July 31, 2002, there was $277,778 outstanding under that loan agreement.

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

PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          None

     b.   Reports on Form 8-K

          On June 20, 2002, we filed a Report on Form 8-K regarding our June 19, 2002 filing with the New Jersey Department of State of a Certificate of Amendment to our Certificate of Incorporation, changing our corporate name to Mikron Infrared, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 9, 2002

                             MIKRON INFRARED, INC.


                             By: /s/ Paul A. Komescher
                                --------------------------------------------
                                 Paul A. Kohmescher, Chief Financial Officer
                                  (as Registrant's duly authorized officer)