Form 10QSB/A
period 2002-07-31
MIKRON INFRARED INC
filed 2002-09-11
CIK 787809

FORM 10-QSB/A

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

THE ONLY CHANGES MADE BY THIS AMENDMENT ARE THE ADDITION OF EXHIBITS 99.1 AND
99.2

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
                                                                     ----------
                                                                     $7,517,347
                                                                     ==========

                       See notes to financial statements.

                         Mikron Instrument Company, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                    Three Months Ended                 Nine Months Ended
                                                         July 31,                          July 31,
                                               ----------------------------      -----------------------------
                                                   2002             2001             2002              2001
                                                   ----             ----             ----              ----
Revenues:
     Net sales                                 $ 2,941,473      $ 4,142,083      $ 9,382,208      $ 11,252,275
     Royalties                                      25,000           43,788           96,823           137,842
                                               -----------      -----------      -----------      ------------

Total revenues                                   2,966,473        4,185,871        9,479,031        11,390,117
                                               -----------      -----------      -----------      ------------

Costs and expenses:
     Cost of goods sold                          1,677,903        2,073,054        5,220,177         5,795,308
     Selling, general and administrative           985,759        1,154,651        3,060,925         3,641,121
     Research and development                      255,758          424,925          741,227           970,113
                                               -----------      -----------      -----------      ------------

Total costs and expenses                         2,919,420        3,652,630        9,022,329        10,406,542
                                               -----------      -----------      -----------      ------------

Income from operations                              47,053          533,241          456,702           983,575
                                               -----------      -----------      -----------      ------------

Other income (expense):
     Interest expense, net                          (6,280)         (12,470)         (24,558)          (63,326)
     Other, net                                    (17,013)         (14,586)         (41,098)            9,474
                                               -----------      -----------      -----------      ------------

Net income before income taxes                      23,760          506,185          391,046           929,723

Income tax provision                                 9,265          160,941          152,506           330,356
                                               -----------      -----------      -----------      ------------

Net income                                     $    14,495      $   345,244      $   238,540      $    599,367
                                               ===========      ===========      ===========      ============

Net income per share-basic                     $      0.01      $      0.08      $      0.06      $       0.14
                                               ===========      ===========      ===========      ============
Weighted average number of shares -basic         4,288,200        4,288,200        4,288,200         4,288,200
                                               ===========      ===========      ===========      ============
Net income per share-diluted                   $      0.01      $      0.08      $      0.05      $       0.14
                                               ===========      ===========      ===========      ============
Weighted average number of shares -diluted       4,595,628        4,344,406        4,595,628         4,341,432
                                               ===========      ===========      ===========      ============

                       See notes to financial statements.

                         Mikron Instrument Company, Inc.

                      Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                    July 31,
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

5.    COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in gains and losses on certain hedging activities (see note 3). The following table sets forth our comprehensive income for the periods indicated:

                                   Three Months Ended       Nine Months Ended
                                        July 31,                July 31,
                                  --------------------    ---------------------
                                    2002        2001        2002         2001
                                  -------    ---------    --------    ---------
      Net income                  $14,495    $ 345,244    $238,540    $ 599,367
      Effect of cash flow hedges    3,503       (4,100)     14,275       (4,100)
                                  -------    ---------    --------    ---------
      Comprehensive income        $17,998    $ 341,144    $252,815    $ 595,267
                                  =======    =========    ========    =========

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

     Category                           Amount of Reduction
     --------                           -------------------

employment costs                              $206,000
travel expense                                $131,000
professional fees                             $ 93,000
commission expense                            $ 78,000
promotion and advertising expenses            $ 56,000

The major components of the three month comparative decrease of approximately $169,000 in our SG&A were:

     Category                           Amount of Reduction
     --------                           -------------------

commissions                                   $ 77,000
promotion and advertising                     $ 44,000
employment costs                              $ 40,000

Research and Development expenses for the quarter and nine months-ended July 31, 2002 were $255,758, and $741,227 respectively. These amounts compare with $424,925 and $970,113 for the same periods last year. The major components of the three-month comparative decrease of approximately $169,000 in Research and Development were:

     Category                           Amount of Reduction
     --------                           -------------------

professional fees                             $ 81,000
employment costs                              $ 55,000
materials                                     $ 21,000

The major components of the nine-month comparative decrease of approximately $229,000 were:

     Category                           Amount of Reduction
     --------                           -------------------

employment costs                              $137,000
professional fees                             $ 75,000
materials                                     $ 27,000

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

PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            99.1 Certification of Gerald D. Posner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification of Paul A. Kohmescher pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

September 9, 2002

                                        MIKRON INFRARED, INC.


                                        By:   /s/ Paul A. Komescher
                                           -------------------------------------
                                             Paul A. Kohmescher, Chief Financial
                                                Officer (as Registrant's duly
                                                     authorized officer)