Form 10KSB
period 2002-10-31
MIKRON INFRARED INC
filed 2003-01-28
CIK 787809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB

                          ANNUAL OR TRANSITIONAL REPORT

        (Mark One)
            |X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

                                       OR

            |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-15486

                              MIKRON INFRARED, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

              NEW JERSEY                                22-1895668
  (State or other jurisdiction of              IRS Employer Identification No.)
   incorporation or organization)

          16 THORNTON ROAD, OAKLAND, NJ                   07436
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for the most recent fiscal year were $12,894,013.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 23, 2003, based upon the average bid and asked prices of such stock on that date was $8,672,008. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

The number of shares of the registrant's common stock outstanding as of January 17, 2002 was 4,888,200

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

      o high resolution thermal imaging products which we market under the Mikroscan(R)brand name;

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

In November 2002, we acquired, through a wholly owned German subsidiary ("Mikron Europe"):

      o     all of the outstanding share capital of

            o     IMPAC Electronic GmbH ("IMPAC"),

            o     infra sensor Spezialpyrometer GmbH ("infra sensor"),

            o     INFRAPOINT Messtechnik GmbH ("Infrapoint"),

            o     IMPAC France, Sarl ("IMPAC France") and

            o     IMPAC Infrared Ltd. ("Infrared")

      o and 90% of the outstanding share capital of IMPAC Systems GmbH ("Systems" which, together with IMPAC, infra sensor, Infrapoint, IMPAC France and Infrared, are hereinafter collectively referred to as the "IMPAC Companies").

The IMPAC Companies, which are headquartered in Frankfurt am Main, Germany, and which have satellite operations in Dresden, Ilmenau, Magdeburg and Erstein (France), are ISO 9001 certified manufacturers and sellers of pyrometer calibration sources and non-contact single point temperature measurement devices. IMPAC has been in business for the past 35 years, and has more than 34,000 customer installations worldwide. The IMPAC Companies manufacture and sell various models of portable and fixed pyrometers that have been engineered for non-contact measurement of temperatures ranging from -32 degrees Celsius to 3,500 degrees Celsius in more than 1,500 industrial applications. The IMPAC Companies sell their products under the impac(R), Infratherm(R) and Tastotherm(R) registered brand names through a direct sales force in Germany, through sales offices maintained by IMPAC France in France and by Infrared in Great Britain, and throughout the rest of the world via a network of sales representatives.

As used throughout this Report, the terms, "the Company," "we," "us" and "our" mean, as the context may require, Mikron Infrared, Inc. considered by itself, or taken together with one or more of its subsidiaries.

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

RECENT PRODUCT OFFERINGS

We have introduced a number of new products in the past few years, and we continue to expand existing product lines, that our management believes will contribute to sales. In 2002 we introduced:

      o our Mikroscan Model TH7515, extremely lightweight, high performance handheld infrared camera.

      o our MikroScan Model 7200V fully-radiometric thermal imaging camera is ergonomically designed for comfortable one-handed point-and-shoot operation, includes on-board digital voice recording, and can simultaneously record high-definition 14-bit thermal images with digital visual images.

      o our SpyGlass Lens (patent pending) which, when attached to any of our Mikroscan Series 7200/7215 cameras, permits thermal inspection of electrical switch gear without opening the enclosure and disconnecting circuits.

      o Our M770/780 "Infraducer" series of digital 2-color infrared sensors.

In 2002, IMPAC introduced:

      o its I-N5 digital infrared non-contact temperature sensor for use in connection with electronic process control applications.

      o its I-N500 miniature digital infrared non-contact temperature sensor for use in applications where access is difficult.

      o Its DA 6000 panel mounted digital indicator which has the ability to perform mathematical operations on signals of non-contact temperature measurement instruments connected to it.

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

During each of the fiscal years ended October 31, 2002 and 2001, we had approximately 1,000 customers, none of which accounted for more than 10% of our sales. We estimate that we currently have an active customer base of 3,000 customers. The loss of any single customer would not have a materially adverse effect on our business or financial condition.

In fiscal 2002, approximately 22% of our sales were made to customers outside of the United States, as compared to approximately 31% in fiscal 2001. We anticipate that our acquisition of the IMPAC Companies will increase the percentage of our sales to non-U.S. customers to approximately 50% of consolidated sales. The increase in our operations outside the United States resulting from the IMPAC acquisition could subject us to certain additional risks, including currency controls and fluctuations, and the possibility of tariff, import and other related restrictions and regulations. However, we do not believe that we will experience significant difficulties related to these foreign business risks.

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

Our principal products (including the principal products of our IMPAC companies) have also been tested and certified to meet or exceed sensitivity and emissions standards for electro-magnetic interference established by the European Union.

RESEARCH AND DEVELOPMENT

We conduct product development activities to increase the size of our available market through broader product offerings and to reduce the cost of our products. We believe this results in more competitive pricing and better operating margins. For the past four years, our research and development activities have been primarily devoted to the development of new infrared thermometry products, as well as the adaptation and enhancement of existing products for new applications.

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

INTELLECTUAL PROPERTY

We own two US patents covering technology related to our infrared thermometry products. We derived royalty payments from one of those patents in 2001 and 2002, however that patent expired in 2002 and we do not anticipate receiving any substantive royalty income in future years. Neither of these patents is material to our overall business. Furthermore, we can not give our investors any assurance that

      o our remaining patent will provide an adequate measure of protection against a competitive technology which does not employ the technology protected by our patents or

      o that patent would withstand review and be held valid by a court of competent jurisdiction.

We cannot give any assurance to our investors that any other products that we may develop will be patentable.

The protection of proprietary technology and information which we have developed or may in the future develop will be limited primarily to the protections available under applicable trade secret or copyright laws, or under any confidentiality agreements which we may enter into. We have registered or applied for registration of various trademarks and trade names for certain of our products. We believe that those trademarks and trade names are valid, enforceable and do not infringe anyone else's trade names and trademarks. However, we cannot give any of our investors any assurances in any of those regards.

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

Mikron(R), IR-Man(R), Pyrovision(R) Infracouple(R) and Spyglass(R) are trademarks which we have registered with the United States Patent and Trademark Office. Tastotherm(R), impac(R), Infrawin(R), Infratherm(R), Infrapoint(R) and Infrasensor(R) are trademarks that the IMPAC companies have registered in various European countries.

EMPLOYEES

As of October 31, 2002, our staff was comprised of 58 persons, 56 of whom were full time and two of whom were part-time. Of that total number of employees, 11 were engaged in design engineering and research and development, 28 were in manufacturing and production, eight in marketing and sales, four in administration and finance, four were in general office and three were executives. None of our employees were represented by a union. We have not experienced any strikes or work stoppages and, our management is of the opinion that we have good working relations with our employees. As of December 31, 2003, the IMPAC Companies employed a total of 64 employees 64 of whom were full time and three of whom were part-time. Of the total number of employees, 28 were in manufacturing, 27 were engaged in sales, general and administrative activities and 12 were in engineering.

CERTAIN CONTRACTUAL ARRANGEMENTS

We have a variety of agreements with Chori Co., Ltd. ("Chori") and an affiliate of Chori, Chori of America, Inc. ("Chori-America"). Those agreements include the transfer of certain technology, the cross-licensing of each other's technology, the marketing of each other's products, and the collection of proceeds from our foreign sales. See "Certain Relationships and Related Transactions." The agreements for cross-licensing and collection of proceeds for foreign sales expired during fiscal 2002 and we do not anticipate renewing them.

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

In April 2002, we entered into an agreement with Quantum Logic Corporation. This 10-year agreement grants a worldwide license to us to manufacture and sell laser/microcomputer pyrometers using their patented laser technology. If we do not achieve revenues of at least $300,000 per year from the sale of products incorporating Quantum Logic's technology, Quantum Logic has the right to terminate its license. We did not satisfy that minimum annual sales requirement during fiscal year ended October 31, 2002. However, Quantum Logic has not exercised its right to withdraw its license. We can not give our investors any assurance that we will be able to satisfy that minimum annual sales requirement during fiscal 2003 or any future years. We also can not assure our investors that Quantum Logic will not exercise its rights to terminate the license. Our management believes that neither our failure to achieve the minimum annual sales requirement to sustain our right to keep the license, or Quantum Logic's termination of that license would have a material adverse effect on our business or our financial condition.

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

ITEM 2. PROPERTIES

We maintain our corporate, administrative, manufacturing, and warehousing facility at 16 Thornton Road, Oakland New Jersey. We currently occupy approximately 30,000 square feet. The lease, which expires on November 30, 2005, requires us to pay real estate taxes, insurance, maintenance and other operating costs. The lease also requires us to lease the remainder of the building effective May 1, 2003. Our leased space would then increase to approximately 45,000 square feet. The lease provides for rent at a fixed annual amount of approximately $240,000 payable in equal monthly installments through April 30, 2003 and increasing to a fixed annual amount of $450,000 payable in equal monthly installments through November 30, 2005. We also maintain sales offices in Hancock, Michigan and in Ventura, California with annual lease payments for both locations totaling $47,268.

The IMPAC companies lease seven facilities in Europe. The following table describes the location, principle uses and annual costs of those facilities:

   Company                  Location                        Principle Purposes               Annual Cost (1)
   -------                  --------                        ------------------               ---------------
IMPAC                  Frankfurt, Germany          Administration, Manufacturing, Research       $277,000
                                                   and Development, Sales, and Warehousing

Infra sensor           Magdeburg, Germany          Administration, Manufacturing, Research       $31,000
                                                   and Development, and Warehousing

Infrared               Warrington, England         Sales                                         $23,000

Infrapoint             Ilmenau, Germany            Administration, Manufacturing, Sales,         $22,000
                                                   and Warehousing

IMPAC France           Erstein, France             Sales and Warehousing                          $9,500

IMPAC                  Hattington, Germany         Sales                                          $8,300

Systems                Dresden, Germany            Research and Development, Sales                $4,300

ITEM 3. LEGAL PROCEEDINGS

We are not a party, and our property is not subject to any pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MATTERS

Our common stock is traded on the Nasdaq SmallCap Market under the symbol "MIKR." The following table sets forth the range of high and low closing bid prices for our common stock as reported by the SmallCap Market for the last two fiscal years and through January 23, 2003 of the first quarter of fiscal 2003. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions:

Fiscal Years                                                   Bid Price
------------                                                   ---------

                                                         Low                High
                                                         ---                ----
2003:

First Quarter through
January 23, 2003                                         $1.68             $2.99

2002:

First Quarter                                            $2.35             $3.97

Second Quarter                                           $2.65             $3.96
Third Quarter                                            $2.42             $3.03
Fourth Quarter                                           $1.55             $2.50

2001:

First Quarter                                            $1.16             $2.25
Second Quarter                                           $1.03             $1.75
Third Quarter                                            $1.20             $2.82
Fourth Quarter                                           $1.96             $2.99

On January 23, 2003, each of the closing bid and asked price quotations for our common stock was $2.58. We believe that our common stock is held of record by approximately 100 persons, including several brokerage firms holding shares in street name for more than 400 beneficial owners.

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

RESULTS OF OPERATIONS

Year Ended October 31, 2002 Compared To Year Ended October 31, 2001

Net sales for the fiscal year ended October 31, 2002 were $12,797,190 as compared to sales of $15,125,260 for the fiscal year ended October 31, 2001. The 15% decrease in sales was primarily due to diminished demands within the manufacturing sector of the economy due to the worldwide economic slowdown, in general, and a soft market for our single point infrared temperature measurement devices in particular. Although overall sales decreased in fiscal 2002, sales of our thermal imaging and blackbody calibration products increased.

Royalty income for the fiscal year ended October 31, 2002 was $96,823 compared to $190,308 for the year ended October 31, 2001. The decrease was due to a slow down in sales by third parties of products which incorporate our licensed technologies, and the expiration of one of our patents in June 2002.

The cost of goods sold as a percentage of net sales for fiscal 2002 was 55.1% compared to 51.0% for fiscal 2001. The increase in those costs was due primarily to a different product mix, as sales of our lower margined thermal imaging products increased as a percentage of total sales, while sales of our higher margined single point measurement devices decreased. The decrease in sales also increased our cost of goods sold due to an under-absorption of our manufacturing overhead.

Selling, general and administrative expenses consist primarily of expenses associated with the marketing and sale of our products, along with accounting and administrative expenses. During the fiscal year ended October 31, 2002, selling, general and administrative expenses were $4,117,377 as compared to $4,950,351 in fiscal 2001. We reduced our SG&A expenses by approximately $833,000 or 16.8% in response to the decrease in sales in order to remain profitable. Specifically the decrease in expenses consisted primarily of the following:

      o     A reduction in compensation expenses of approximately $210,000.

      o     A decrease in commissions of approximately $208,000.

      o     A decrease in professional fees of $181,000.

      o     A decrease in travel and trade show expenses of $145,000.

Research, development and engineering expenses consist primarily of the salaries of our research and development personnel, other expenses associated with new product development and enhancements to existing product lines. In the fiscal year ended October 31, 2002, research, development, and engineering expenses were $982,530 as compared to $1,221,764 for the fiscal year ended October 31, 2001. The decrease in research, development, and engineering expenses of approximately $239,000 or 19.6% was also a component of our response to the decline in sales. The decrease in spending primarily consisted of the following major components:

      o     A decrease of compensation expenses of approximately $176,000.

      o A decrease in research and development materials and professional fees of approximately $51,000.

We expect our research and development investment to provide innovative products. However, we cannot give our investors any assurances that we will be successful in that regard.

Our income from operations for the fiscal year ended October 31, 2002 was $741,534 compared to $1,430,795 for the fiscal year ended October 31, 2001. The decrease was due primarily due to the factors outlined above.

Interest expense was $23,433 in the fiscal year ended October 31, 2002 as compared to $62,184 for the fiscal year ended October 31, 2001. The decrease in this expense is attributable to reductions of amounts borrowed against our credit facility. Our borrowings under that facility were primarily used to fund the acquisition of E2T. Other expense, net is comprised principally of stockholder expenses and has remained relatively constant in 2002 versus 2001.

Our effective income tax rate in fiscal 2002 was 35.6% compared to 29.4% in fiscal 2001. Our effective tax rate in 2001 was lower due to the release of the valuation allowance against deferred tax asset.

Our net income per share-basic was $0.10 for the fiscal year ended October 31, 2002 compared to fiscal year ended October 31, 2001 of $0.22 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2002, we held cash, cash equivalents and short-term investments of $364,559 as compared to $370,487 at October 31, 2001. The cash remained approximately the same while we paid off approximately $610,000 of debt. We had accounts receivable of $1,823,552 at October 31, 2002, compared to $2,390,131 at October 31, 2001. In addition, our inventory decreased to $3,698,611 as of October 31, 2002 from $3,922,912 at October 31, 2001. The decrease in receivables and inventory was due primarily to our effort to reduce them. Our purchase of E2T in May 2000 for $900,199 was financed with a portion of the proceeds of a $1,000,000 three-year bank loan. The loan was scheduled to be paid off in May of 2003. We paid off that loan in October 2002.

As of October 31, 2002, our working capital was $4,819,039. Our management believes that we have adequate resources to meet expected needs and to fund anticipated research and development efforts for the next twelve months.

If, during fiscal 2002, we required additional capital in excess of cash generated by operations, we had in place a $1,500,000 line of credit with our bank. We replaced that line of credit with a $4,000,000 revolving credit facility in connection with our acquisition of the IMPAC Companies in November 2002. See, "Acquisition of IMPAC Companies."

ACQUISITION OF IMPAC COMPANIES

Mikron Europe paid approximately $3,600,000 (inclusive of all closing adjustments) plus 600,000 unregistered shares of our common stock in connection with our acquisition of the IMPAC Companies. In addition, Mikron Europe assumed two loan obligations owed to one of the selling shareholders by IMPAC and Infrapoint by paying to him the approximately $900,000 aggregate principal amount of those obligations. We financed Mikron Europe's acquisition of the IMPAC Companies by:

      o borrowing $250,000 each from Gerald D. Posner, our President and one of our directors, and Dennis L. Stoneman, our Executive Vice President and one of our directors, pursuant to the terms of capital appreciation notes providing for a term of five years and a semi-annually compounded yield of 9% (the "Capital Appreciation Notes");

      o entering into a $4,000,000 credit facility with Fleet National Bank which is fully collateralized by first security interest liens on all of our non-European assets and also by a pledge of 65% of the share capital of Mikron Europe, and then borrowing $2,175,000 pursuant to that facility;

      o unconditionally guarantying the payment and performance of $993,600 loan that ING BHF-Bank has made to Mikron Europe which is collateralized by pledges of all of the share capital of IMPAC, Infrapoint, infra sensor and Systems owned by Mikron Europe; and

      o deferring the payment of $794,880 of the purchase price owed to two of the selling shareholders, pursuant to terms and conditions that are substantially identical to the terms and conditions set forth in the Capital Appreciation Notes.

ITEM 7. FINANCIAL STATEMENTS

Our balance sheet at October 31, 2002 and the related statements of operations, shareholders' equity and statement of cash flows for each of the fiscal years ended October 31, 2002 and 2001 and the report of the independent public accountants thereon required under Regulation S-X are included herein as a separate section following Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 8, 2002, the Audit Committee of our Board of Directors approved the engagement of BDO Seidman, LLP, with effect from February 11, 2002, as our independent accountant for the fiscal year ending October 31, 2002 to replace the firm of Arthur Andersen LLP who were dismissed as our independent accountant with effect from February 11, 2002.

The reports issued by Arthur Andersen LLP with respect to its audits of our financial statements for the fiscal years ended October 31, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During our fiscal years ended October 31, 2000 and 2001, the three month interim period which ended on January 31, 2002, and the interim period which commenced on February 1, 2002 and which ended on the date when Arthur Andersen LLP was replaced as our auditors, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLP to make reference thereto in any report issued or to be issued by it in connection with its audit of our financial statements.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

     Name               Age     Position
     ----               ---     --------

Gerald D. Posner        54      President and Chief Executive Officer, Director

Dennis Stoneman         69      Vice President, Director

Keikhosrow Irani        66      Chief Technical Officer, Director

Paul Kohmescher         51      Chief Financial Officer

William J. Eckenrode    67      Director

Henry M. Rowan          78      Director

Lawrence C. Karlson     59      Chairman of the Board

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

Mr. Eckenrode retired in 1998 as Vice President of Finance and Administration of Berwind Group, a position he held during the sixteen year period that preceded his retirement. Berwind Group is a privately owned investment management company with revenues in excess of one billion dollars. It operates businesses in the industrial, pharmaceutical and real estate sectors. Prior to joining Berwind, Mr. Eckenrode held various management positions with Allis Chalmers Manufacturing Company, U. S. Steel Corp, United Aircraft Corp, SPS Technologies Inc., ITE Imperial Corp., and the Fisher and Porter Company. Mr. Eckenrode holds a Bachelor of Science degree in Economics from Villanova University.

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

All of our directors were reelected on May 10, 2002 to serve until the annual meeting to be held during fiscal 2003, or until their respective successors shall have been duly elected or appointed.

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

                           SUMMARY COMPENSATION TABLE

                                                                                            Long Term Compensation
                                               Annual Compensation                                   Awards
                                       -------------------------------------------     ------------------------------
                                                                                       Restricted          Securities
Name and Principal                                                 Other Annual           Stock            Underlying
     Position                 Year     Salary ($)    Bonus ($)   Compensation ($)      Awards ($)          Options (#)
                              ----     ----------    ---------   ----------------      ----------          ----------
Gerald D. Posner, CEO         2002      $208,000                                                               (1)
Gerald D. Posner, CEO         2001      $208,000                                                               (1)
Gerald D. Posner, CEO         2000      $200,000                                                               (1)
Keikhosrow Irani, CTO         2002      $150,000                     $11,000(2)
Keikhosrow Irani, CTO         2001      $148,462                     $11,000(2)
Keikhosrow Irani, CTO         2000      $139,167                     $11,000(2)
Dennis Stoneman, VP           2002      $120,000                      $6,000(3)                                (1)
Dennis Stoneman, VP           2001      $120,000                      $6,000(3)                                (1)
Dennis Stoneman, VP           2000      $103,846                      $6,000(3)                                (1)
Paul A. Kohmescher, CFO       2002       $93,040      $8,617          $5,000(4)                                (4)

----------
(1) Does not include 42,857 shares of common stock issuable pursuant to options containing vesting conditions and performance targets which were satisfied at the end of fiscal year 2000, and 128,571 shares of common stock issuable pursuant to the same options, as to which the applicable vesting conditions and performance targets have not yet been satisfied. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

(2) Mr. Irani has Company paid life insurance and incidental personal use of a Company-leased automobile. See, "Certain Relationships and Related Transactions."

(3)   Mr. Stoneman receives a car allowance.

(4) Mr. Kohmescher receives a car allowance and is entitled to 4,000 non-performance based options per year.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company did not grant any options or SARs to any of the Named Executive Officers during the fiscal year ended October 31, 2002.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

None of the Named Executive Officers exercised any options during the fiscal year ended October 31, 2002.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

In December 1996, Keikhosrow Irani, who was then our President, entered into a five-year employment agreement with us. Pursuant to this agreement, Mr. Irani received base compensation of $130,000 in 1998 and $135,000 in 1999. In accordance with that agreement he also received base salaries of $140,000 in 2000 and $150,000 in 2001. Mr. Irani exercised a two-year renewal option contained in that agreement. He is entitled to receive a base salary of $150,000 for each year of the two year extension. The agreement also provides Mr. Irani with use of an automobile and for disability income equal to his base salary for up to six months of disability. In the event of disability lasting beyond six months or in the event of death of Mr. Irani, the agreement requires a payment of 50% of the total amount of his last three years' salary over a term of three years. The agreement also obligates us to provide disability and life insurance to Mr. Irani.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information concerning the common stock ownership as of January 5, 2003 by (i) each person who we know owns beneficially 5% or more of our outstanding common stock, (ii) each director, and (iii) all of our directors and officers as a group:

                                                   Amount and Nature       Percentage of
Name and Address of                                  of Beneficial          Outstanding
Beneficial Owner (1)                                 Ownership (1)        Shares Owned (2)
--------------------                                 -------------        ----------------
Steven N. Bronson (3)                                 708,917(4)                14.2%

Keikhosrow Irani                                      625,984                   12.8%

Karen Beck (5)                                        510,000                   10.4%

Gerald D. Posner                                      376,190(6)                 7.6%

Chori Co., Ltd. (7)                                   350,000                    7.2%

Dennis Stoneman                                       209,524(6)                 4.2%

Lawrence C. Karlson (8)                               102,000 (9)                2.1%

William J. Eckenrode (10)                              30,000 (11)                --

Henry M. Rowan (12)                                    25,000 (11)                --

Paul A. Kohmescher                                     10,000(13)                 --

All Officers and Directors as a Group
(7 persons)                                         1,378,698(14)               27.2%

----------
(1) All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise noted, the address of each shareholder is c/o the company, 16 Thornton Road, Oakland, New Jersey.

(2)   Based upon 4,888,200 shares issued and outstanding.

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

(5)   Ms. Beck's address is Urbanstrasse 41, D-14165 Berlin, Germany

(6) Includes 42,857 shares of common stock issuable pursuant to options containing vesting conditions and performance targets which were satisfied at the end of fiscal year 2000, but does not include 128,571 shares of common stock issuable pursuant to the same options, as to which the applicable vesting conditions and performance targets have not yet been satisfied. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

(7) The address of this shareholder is 4-7 Kawaramachi, 2-chome, Chuo-ku, Osaka 541, Japan.

(8) Mr. Karlson's address is 2401 Casas de Marbella Drive, Palm Beach Gardens, Florida.

(9) Includes 35,000 shares of common stock issuable pursuant to options which may be exercised within 60 days of the date of this Report. See, "Executive Compensation-- Compensation of Directors."

(10)  Mr. Eckenrode's address is 575 Gramercy Lane, Downington, Pennsylvania.

(11) Includes 25,000 shares of common stock issuable pursuant to options which may be exercised within 60 days of the date of this Report. See, "Executive Compensation-- Compensation of Directors."

(12)  Mr. Rowan's address is 10 Indel Avenue, Rancocas, New Jersey.

(13) Includes 10,000 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of this Report.

(14) Includes the shares issuable within 60 days of this Report upon exercise of the options held by Messrs. Posner, Stoneman, Eckenrode, Karlson, Rowan and Kohmescher.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 27, 2002, we borrowed the principal amount of $250,000 from each of Gerald D. Posner, our President and a Director, and Dennis L. Stoneman, our Executive Vice President and a director. The proceeds of those loans were employed in connection our acquisition of the IMPAC Companies. We borrowed those funds pursuant to the terms of identical capital appreciation notes that provide for no payments of any kind during the term of five years and a semi-annually compounded yield of 9%. Payment of these obligations is not secured by any of our assets. Messrs. Posner and Stoneman have subordinated their entitlements to payment under the capital appreciation notes to the entitlements of Fleet National Bank to repayment of the amount we borrowed from them in connection with the IMPAC Companies acquisition. Our Board (other than Messrs. Posner and Stoneman) approved the terms of the capital appreciation notes after reaching a determination that those terms were competitive with the terms that we would have to accept from an unrelated third party lender, based upon the risks involved and the fact that no principal or interest was required to be paid until maturity.

The three-year financial consulting services agreement that we entered into with Catalyst Financial, LLC. ("Catalyst") expired in May 2002. Catalyst is a licensed brokerage and investment banking firm solely owned and controlled by Steven N. Bronson, our largest (we believe) shareholder, and former Chairman of our Board and Chief Executive Officer. Catalyst's basic compensation under that agreement included a payment of $5,000 per month during the term of the agreement and a five year warrant entitling it to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. During fiscal 2002, we paid $30,000 to Catalyst before it expired.

We purchase certain of the products we sell from Chori and Chori-America. Chori is an owner of more than five percent (5%) of our common stock. During fiscal 2002, we purchased approximately $2,399,924 of products from or through Chori, and paid Chori and Chori-America approximately $127,000 representing commissions paid at the rate of 5% of sales to those companies in their respective capacities as international sales representatives for all of our products. The contract has been completed regarding the commissions paid to Chori and Chori-America, therefore we do not anticipate paying them any commissions in the future.

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

10.9 The Settlement Agreement between the Company and Raytek Corporation, filed as Exhibit 10.11 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997, is hereby incorporated herein by this reference.

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

10.14 License Agreement dated the 11th day of April, 2001 by and between Quantum Logic Corporation and the Company.

10.15 Share Sale and Purchase Agreement dated November 22, 2002 between and among Hermann Schlosser, Ilse Schlosser, Karen Beck and Rolf Breternitz, as Sellers, Hohenstaufen Zweihundertsechsundzwanzigste Vermogensverwaltungs GmbH, as Purchaser, and Mikron Infrared, Inc.

10.16 Credit Agreement by and between Mikron Infrared, Inc. and Fleet National Bank.

10.17 Loan Agreement between Hohenstaufen Zweihundertsechsundzwanzigste Vermogensverwaltungs GmbH and ING BHF-Bank.

10.18 Guaranty dated November 21, 2002 issued by Mikron Infrared, Inc. to ING BHF-Bank

10.19 Capital Appreciation Note dated November 21, 2002 and made by Mikron Infrared, Inc payable to Gerald D. Posner.

10.20 Capital Appreciation Note dated November 21, 2002 and made by Mikron Infrared, Inc payable to Dennis L. Stoneman.

16. Letter dated February 11, 2002 from Arthur Andersen LLP addressed to the Commission filed as Exhibit 16 to our Current Report on Form 8-K dated February 11, 2002 is hereby incorporated herein by this reference.

21. Registrant's Subsidiaries

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

ITEM 14 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed

      o to ensure that information required to be disclosed in our Exchange Act reports

            o is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms,

            o is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      o     with the objective of providing reasonable assurance that

            o     our transactions are properly authorized;

            o our assets are safeguarded against unauthorized or improper use; and

            o     our transactions are properly recorded and reported,

all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our disclosure controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

Based upon that evaluation, our CEO and CFO have concluded that, subject to the limitations described above, our disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiary is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

There have been no significant changes in our disclosure controls and procedures or in other factors that could significantly affect them subsequent to the date when we completed our evaluation.

                              MIKRON INFRARED, INC.

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

Report of Independent Accountants-October 31, 2002                        F - 2

Report of Independent Accountants-October 31, 2001                        F - 3

Consolidated Balance Sheet as of October 31, 2002                         F - 4

Consolidated Statements of Operations for the years ended
October 31, 2002 and 2001                                                 F - 5

Consolidated Statements of Shareholders' Equity for the years
ended October 31, 2002 and 2001                                           F - 6

Consolidated Statements of Cash Flows for the years ended
October 31, 2002 and 2001                                                 F - 7

Notes to Consolidated Financial Statements for the years ended
October 31, 2002 and 2001                                                 F - 8

Report of independent certified public accountants

To Mikron Infrared, Inc.:

We have audited the accompanying consolidated balance sheet of Mikron Infrared, Inc. and Subsidiary as of October 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mikron Infrared, Inc. and Subsidiary as of October 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                            BDO Seidman, LLP

Woodbridge, New Jersey
December 12, 2002

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


                                                        Arthur Andersen LLP

Philadelphia, Pennsylvania
December 12, 2001

Arthur Andersen LLP is no longer in the practice of accounting or auditing.

                      Mikron Infrared, Inc. and Subsidiary

                           Consolidated balance sheet

                             As of October 31, 2002

                                                                         2002
                                                                      ----------
                                     Assets
Current assets:
    Cash and cash equivalents                                         $  364,559
    Accounts receivable, less allowance for doubtful
    accounts of $49,121                                                1,823,552
    Inventories                                                        3,698,611
    Deferred tax asset                                                   385,671
    Prepaid expenses and other current assets                             89,538
                                                                      ----------
Total current assets                                                   6,361,931
Property and equipment, net of accumulated depreciation
of $1,183,116                                                            334,598
Goodwill, net of accumulated amortization of $124,247                    615,634
Other assets                                                             207,412
                                                                      ----------
Total                                                                 $7,519,575
                                                                      ==========
                      Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                  $1,047,477
    Accrued liabilities                                                  495,415
Total current liabilities                                              1,542,892
                                                                      ----------
Commitments and contingencies
Shareholders' equity:
    Common stock, $.003 par value; 15,000,000 shares
    authorized, 4,288,200 shares issued and outstanding                   12,865
    Additional paid-in capital                                         4,342,682
    Retained earnings                                                  1,621,136
                                                                      ----------
Total shareholders' equity                                             5,976,683
                                                                      ----------
Total                                                                 $7,519,575
                                                                      ==========

                      Mikron Infrared, Inc. and Subsidiary

                      Consolidated statements of operations

                  For the years ended October 31, 2002 and 2001

                                                      2002               2001
                                                 ------------      ------------
Revenues:
    Net sales                                    $ 12,797,190      $ 15,125,260
    Royalties                                          96,823           190,308
                                                 ------------      ------------
Total revenues                                     12,894,013        15,315,568
                                                 ------------      ------------
Costs and expenses:
    Cost of goods sold                              7,052,572         7,712,658
    Selling, general and administrative             4,117,377         4,950,351
    Research, development and engineering             982,530         1,221,764
                                                 ------------      ------------
Total costs and expenses                           12,152,479        13,884,773
                                                 ------------      ------------
Income from operations                                741,534         1,430,795
Other income (expense):
    Interest expense                                  (23,433)          (62,184)
    Other (expense) income, net                       (43,934)          (41,951)
                                                 ------------      ------------
Net income before income taxes                        674,167         1,326,660
    Income tax provision                             (239,778)         (390,427)
                                                 ------------      ------------
Net income                                       $    434,389      $    936,233
                                                 ============      ============
Net income per share-basic                       $       0.10      $       0.22
                                                 ============      ============
Weighted average number of shares-basic             4,288,200         4,288,200
                                                 ============      ============
Net income per share-diluted                     $       0.09      $       0.21
                                                 ============      ============
Weighted average number of shares-diluted           4,587,308         4,467,080
                                                 ============      ============

                      Mikron Infrared, Inc. and Subsidiary

                 Consolidated statements of shareholders' equity

                  For the years ended October 31, 2002 and 2001

                                                                                                   Accumulated
                                              Common stock          Additional                        other             Total
                                          ---------------------      paid-in         Retained     comprehensive     shareholders'
                                            Shares       Amount      capital         earnings        (loss)            equity
                                          ---------     -------     ----------     ----------       --------        -----------
Balance, November 1, 2000                 4,288,200     $12,865     $4,293,575        250,514             --        $ 4,556,954

    Compensation expense for
       employee stock options                    --          --         11,339                            --             11,339
    Compensation expense for warrants            --          --         26,851             --             --             26,851
    Other compensation income:
       Net Income                                --          --             --        936,233             --            936,233
    Net loss on derivative
       instruments                               --          --             --             --         (4,141)            (4,141)
    Cumulative effect of
       Change in accounting
       principle-SFAS No. 133                    --          --             --             --         (4,100)            (4,100)
    Reclassification of net
       loss on derivative
       instruments                               --          --             --             --          4,100              4,100
                                                                                                                    -----------
Other comprehensive
    income                                       --          --             --             --             --            932,092
                                          ---------     -------     ----------     ----------       --------        -----------
Balance, October 31, 2001                 4,288,200      12,865      4,331,765      1,186,747         (4,141)         5,527,236

    Compensation expense for
       employee stock options                    --          --         10,917             --             --             10,917
    Other comprehensive income:
       Net Income                                --          --             --        434,389             --            434,389
       Reclassification of net loss
          on derivative instrument               --          --             --                         4,141              4,141
                                                                                                                    -----------

   Other comprehensive income                    --          --             --             --             --            438,530
                                          ---------     -------     ----------     ----------       --------        -----------
Balance, October 31, 2002                 4,288,200     $12,865     $4,342,682     $1,621,136       $     --        $ 5,976,683
                                          =========     =======     ==========     ==========       ========        ===========

                 Mikron Instrument Company, Inc. and Subsidiary

                      Consolidated statements of cash flows

                  For the years ended October 31, 2002 and 2001

                                                                              2002           2001
                                                                           ---------      ---------
Cash flows from operating activities:
    Net income                                                             $ 434,389      $ 981,583
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                           138,863        122,394
      Amortization                                                            67,971         71,280
      Stock compensation expense                                              10,917         11,339
      Deferred income tax benefit                                             41,215       (237,856)
     Changes in assets and liabilities, net of effect of
      acquisition-
       (Increase) decrease in accounts receivable                            566,579       (813,889)
       (Increase) decrease in inventories                                    224,301       (609,780)
       (Increase) decrease in prepaid and other current assets                 1,114        (67,605)
       (Increase) decrease in other assets                                  (122,068)        68,024
       Increase (decrease) in accounts payable and accrued liabilities      (707,683)       657,403
                                                                           ---------      ---------
Net cash provided by operating activities                                    655,898        182,893
                                                                           ---------      ---------
Cash flows from investing activities:
    Purchase of property and equipment                                       (51,384)      (257,499)
Cash flows from financing activities:
    Repayment of state loan                                                  (82,662)            --
    Repayment of debt                                                       (527,780)      (333,333)
    Repayments of capital lease                                                   --           (714)
                                                                           ---------      ---------
Net cash (used in) provided by financing activities                         (610,442)      (334,047)
                                                                           ---------      ---------
Net decrease in cash and cash equivalents                                     (5,928)      (408,653)
Cash and cash equivalents, beginning of year                                 370,487        779,140
                                                                           ---------      ---------
Cash and cash equivalents, end of year                                     $ 364,559      $ 370,487
                                                                           =========      =========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $  38,089      $  63,163
                                                                           =========      =========
   Cash paid for income taxes                                              $ 785,680      $ 216,500
                                                                           =========      =========

                 Mikron Instrument Company, Inc. and Subsidiary

                   Notes to consolidated financial statements

                  For the years ended October 31, 2002 and 2001

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

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. At October 31, 2002, the Company believes that there has been no impairment of its long-lived assets.

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

Concentration of risk

The Company purchased 47% of its inventory from a single supplier in 2002, which is also a shareholder of the Company (see Note 13).

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

Segment information

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has a single reportable operating segment. In 2002 and 2001, 22% and 31%, respectively of net sales were generated from international sales.

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

There was no transition adjustment impact on earnings as a result of adopting these statements. The transition adjustment, net of the tax effect recorded, in accumulated other comprehensive income as a result of recognizing all derivatives that are designated as cash flow hedging instruments at fair value, amounted to a gain of $4,100.

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

It is the policy of the Company to identify the need for debt capital and evaluate the financial risks inherent in funding the Company with debt capital. The debt portfolio and hedging program of the Company is managed with the objectives and intent to (1) reduce funding risk with respect to borrowings made or to be made by the Company, and (2) reduce the aggregate interest rate risk. The Company had an interest rate swap contract which converted the variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement. This contract was terminated during 2002 when the related debt was repaid.

The Company was not party to any derivative transactions designated as fair value hedges during the year ended October 31, 2002. Interest expenses for the year ended October 31, 2002, includes approximately $15,000 of realized net loss related to the hedge discussed above. Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income. The gains and losses on derivatives included in other comprehensive income are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments are made. As of October 31, 2002, the Company had no hedge exposure. The Company documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Accounting principles not yet adopted

The Financial Accounting Standards Board (FASB) recently issued SFAS 141, "Business Combinations" (SFAS 141) ; SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142); SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143); and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).

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

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Opinion No. 17, "Intangible Assets." Under SFAS 142, an intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives will not be amortized, however they will be tested for impairment at least annually. Upon the adoption of SFAS 142, the Company will discontinue the amortization of goodwill of approximately $70,000 annually. The Company is still evaluating the full impact of adopting SFAS 142. The Company will adopt SFAS 142 effective November 1, 2002.

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

2.    Inventories:

The components of inventories at October 31, 2002 are as follows:

Materials and parts                                                   $2,049,484
Work-in-process                                                          253,219
Finished goods                                                         1,395,908
                                                                      ----------
                                                                      $3,698,611
                                                                      ==========

3.    Property and equipment:

Property and equipment consists of the following at October 31, 2002:

Machinery and equipment                                             $ 1,336,394
Furniture and fixtures                                                   98,075
Leasehold improvements                                                   83,245
                                                                    -----------
                                                                      1,517,714
Less- Accumulated depreciation                                       (1,183,116)
                                                                    -----------
                                                                    $   334,598
                                                                    ===========

4.    Employee benefit plan:

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees, which provides for the Company matching 30 percent of the participant's elective deferral, but in no event greater than 1.5 percent of the participant's compensation. The Company's expense for the plan was $27,458 and $27,662 for the fiscal years ended October 31, 2002 and 2001, respectively.

5.    Accrued liabilities

Accrued liabilities are comprised of the following as of October 31, 2002:

Commissions payable                                                 $   198,892
Accrued payroll                                                          45,320
Taxes payable                                                            41,794
Accrued other                                                           209,409
                                                                    -----------
                                                                    $   495,415
                                                                    ===========

6.    Stock option plan:

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

During the quarter ended April 30, 2001, the Board of Directors approved the modification of vesting provisions of the performance based options issued under the Plan. Under the terms of the modifications, options to purchase 277,142 shares of common stock will vest no later than April 30, 2004. The shares may vest on accelerated schedules if certain performance targets are met. Compensation expense of $10,917, associated with these options was recorded in the fiscal year ended October 31, 2002.

On May 15, 2001 the Company issued options to purchase 20,000 shares of common stock to an employee with an exercise price of $1.09. The shares vest in equal installments during the years ended December 31, 2001 to 2004.

The following summarizes all stock option activity:

                                                             Weighted Average   Weighted Average
                                                 Shares       Exercise Price       Fair Value
                                                 ------      ----------------   ----------------
Options outstanding October 31, 2000             547,856          $1.200              $0.65
    Granted                                       20,000           1.090               0.78
    Cancelled                                     50,000           1.000               0.64

Options outstanding October 31, 2001             517,856           1.200               0.66
     Cancelled                                    20,000           1.000               0.64
                                                 -------------------------------------------

Options outstanding October 31, 2002             497,856           1.228               0.657
                                                 -------------------------------------------

The following table summarizes information about stock options outstanding at October 31, 2002:

--------------------------------------------------------------------------------------------------------
                                     Options Outstanding                           Options Exercisable
--------------------------------------------------------------------------------------------------------
                         Number of        Weighted             Weighted                         Weighted
Range of                  options          Average             Average            Number        Average
Exercise                Outstanding       Remaining            Exercise         Exercisable     Exercise
 Price                    10/31/02     Contractual Life         Price           at 10/31/02       Price
--------------------------------------------------------------------------------------------------------
$1.00-$1.09               412,856          21 months            $1.004            131,396        $1.06
--------------------------------------------------------------------------------------------------------
$2.3175                    85,000          33 months            $2.3175            85,000        $2.3175
--------------------------------------------------------------------------------------------------------
Total                     497,856          23 months            $1.229            216,396        $1.521
--------------------------------------------------------------------------------------------------------

In accordance with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                        2001
Risk-free interest rate                                             2.45%-3.37%
Expected dividend yield                                                     --
Expected life                                                        3-4 years
Volatility                                                             95%-114%

The number of shares available for issuance pursuant to future grants ands awards under the Plan as of October 31, 2002 and 2001 were 359,284 and 339,284, respectively.

If compensation expense for the Company's stock options were recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share for 2002 would be $69,025 and $0.01 and for 2001 would be $70,801 and $0.02 respectively.

                                                    2002                2001
Net income:
   As reported                                  $  434,389          $   936,233
   Pro forma                                       365,364              865,432

Earnings per share:
   Basic                                              0.10                 0.22
   Diluted                                            0.09                 0.21

Pro forma:
   Basic                                              0.09                 0.20
   Diluted                                            0.08                 0.19

7.    Warrants

In May 1999, the Company entered into an agreement with an investment banking firm owned by the Company's former chairman. According to the terms of the agreement, the investment banking firm is to receive annual compensation of $60,000 over three years and is entitled to receive warrants to purchase 100,000 shares of the Company's Common stock at $1.00 a share. The warrants are exercisable over 5 years from the date of grant. The fair value of the warrant as of the grant date was $75,000 and is recorded in other assets. This asset was expensed on a straight line basis over the three year term of the agreement. Expense of $12,500 and $25,000 associated with this warrant was recorded in 2002 and 2001, respectively.

Also on May 3, 1999, the Company issued warrants to purchase shares of the Company's common stock with an exercise price of $1.00 to a consultant who assisted with the placement of two officers with the Company . A fully vested warrant for the purchase of 50,000 was issued and is exercisable over 4 years from the date of grant. A warrant for the purchase of the remaining 50,000 shares vests to the extent that certain annual performance targets over a 4 year period beginning in fiscal 2000 are met. During the quarter ended April 30, 2001, this consultant and the Company agreed to modify the provisions of this warrant. As modified, the warrant no longer contains any vesting provisions, and entitles the holder to purchase 40,000 shares of common stock at the same exercise price. Expense of $ 0 and $26,851 associated with this warrant was recorded in 2002 and 2001, respectively.

8.    Income taxes:

Income tax provision for the years ended October 31, 2002 and 2001, is as follows:

                                                   2002                 2001
                                                 --------             ---------
Current
    Federal                                      $168,000             $ 486,707
    State                                          30,563               141,576
                                                 --------             ---------
                                                  198,563               628,283
Deferred                                           41,215              (237,856)
                                                 --------             ---------
                                                 $239,778             $ 390,427
                                                 ========             =========

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference as of October 31, 2002 and 2001, are as follows:

                                                   2002                 2001
                                                 --------             ---------
Federal statutory rate                               34.0%                 34.0%
State taxes, net of federal benefit                   3.6                   8.6
Foreign sales                                        (2.0)                 (4.8)
Valuation allowance                                    --                  (9.3)
Other                                                                       0.9
                                                 --------             ---------
Effective tax rate                                   35.6%                 29.4%
                                                 ========             =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of October 31, 2002 and 2001, are as follows:

                                                   2002                 2001
                                                 --------             ---------
Deferred tax assets
    Bad debt reserves                            $ 19,010             $  33,051
    Inventory reserves and capitalization         243,454               269,735
    Property and equipment due to depreciation     13,548                12,660
    Accrued liabilities and other                 109,663               113,797
                                                 --------             ---------
Deferred tax assets                               385,671               429,243
                                                 --------             ---------

During fiscal 2001, the Company released its valuation allowance because it believes the deferred tax asset balance at October 31, 2001, will be realized through offsets to future operations.

9.    Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and awards. The following table presents the shares used in computing basic and diluted earnings per share for 2002 and 2001.

                                                                    2002             2001
                                                                 ---------        ---------
Average commons shares outstanding for basic computation         4,288,200        4,288,200

Incremental shares issuable for stock options and awards           299,108          178,880
                                                                 ---------        ---------

Average common shares outstanding for diluted computation        4,587,308        4,467,080
                                                                 =========        =========

10.   Commitments and contingencies:

License

The Company has a 10-year worldwide license to manufacture and sell microcomputer pyrometers using Quantum Logic Corporation's patented laser technology. If Mikron fails to sell $300,000 per year, Quantum Logic Corporation has the right to withdraw its license. The Company failed to sell $300,000 of Quantum Logic Corporation's patented laser technology in fiscal year ended October 31, 2002, and Quantum Logic has not exercised its right to withdraw its license.

Operating leases

The Company has a five-year operating lease agreement for its manufacturing, warehouse and office facilities. The lease is due to expire on December 31, 2005. The lease provides for the Company to pay certain operating costs of the leased property. The Company also has operating leases for vehicles and office equipment. Rent expense for the years ended October 31, 2002 and 2001, was approximately $321,185 and $351,500 respectively.

At October 31, 2002, the minimum future rental commitments under all non-cancelable operating leases with terms greater than one year, are as follows:

Year ending October 31
----------------------
2003                                                                 $  443,773
2004                                                                    518,379
2005                                                                    496,970
2006                                                                     37,500
Thereafter                                                                   --

The Company maintains its corporate, administrative, manufacturing, and warehousing facility in Oakland, New Jersey. It currently occupies approximately 30,000 square feet of an approximately 45,000 square foot building. The lease, which expires on November 30, 2005, requires the Company to pay real estate taxes, insurance, maintenance and other operating costs. The lease also requires the Company to lease the remainder of the building effective May 1, 2003. The lease provides for rent payments at a fixed annual amount of approximately $240,000 payable in equal monthly installments through April 30, 2003 and increasing to a fixed annual amount of $450,000 payable in equal monthly installments through November 30, 2005.

Employment contracts

The Company has an employment agreement with an officer expiring December 31, 2003. The agreement provides for compensation of $150,000 for each year during the period 2001 through 2003.

The Company also has employment contracts with two other officers for four-year terms, which commenced in May 1999. The annual compensation payable under those contracts is $200,000 and $100,000, respectively. In accordance with such agreements, each of those officers was awarded options under the Company's Omnibus Stock Incentive Plan to purchase 171,428 shares of Common stock at an exercise price of $1.00 per share. See further discussion of stock options in
Note 6.

Purchase agreement

In October 1999, the Company acquired the assets of Texas Infrared, Inc., a Hancock, Michigan based manufacturer of a fixed mounted, uncooled focal plane array thermal imaging camera and a sophisticated software package that enables users to acquire and analyze images and generate reports. Pursuant to the Texas Infrared purchase agreement, the Company will pay the owner of the selling entity royalties equal to five percent of the net revenues generated from the Company's sales of industrial fixed position uncooled focal plane array thermal imaging cameras, together with all other equipment, software and engineering services included in such sales. The royalties will be paid from November 1, 1999 to October 31, 2004. Royalties of $11,562 and $27,130 were paid by the Company related to this arrangement in 2002 and 2001 respectively.

Other

The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the opinion of management, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

11.   Related-party transactions:

The Company purchases certain of its products from a Japanese company that is a shareholder. Purchases from this company, for the years ended October 31, 2002 and 2001, were approximately $2,400,000 and $1,920,000, respectively. In addition, under the terms of a distribution agreement, this shareholder acted as the international sales representative for all of the Company's products for which it earns a five percent commission through April 30, 2002. For the years ended October 31, 2002 and 2001, the Company paid commissions of approximately $127,000 and $68,000 to this shareholder, respectively. The distribution agreement terminated April 30, 2002 and was not renewed.

12.   Quarterly data (unaudited):

The table summarizes the unaudited results of operations for each quarter of 2002 and 2001:

                                First       Second       Third        Fourth
                             ----------   ----------   ----------    ---------
2002:
    Total revenues           $2,950,146   $3,490,590   $2,941,473   $3,414,982
    Income from
     operations                  97,685      311,963       47,053      284,834
    Net income                   46,524      177,523       14,493      195,849
    Earnings per share
      Basic                        0.01         0.04         0.01         0.04
      Diluted                      0.01         0.04         0.00         0.04

                                First       Second       Third        Fourth
                             ----------   ----------   ----------    ---------
2001:
    Total revenues           $3,381,862   $3,822,384   $4,185,871    3,925,451
    Income from
     operations                 101,516      348,818      533,241      447,220
    Net income                   35,858      218,265      345,244      336,866
    Earnings per share
      Basic and diluted             .01          .05          .08          .08

13.   Subsequent events:

On November 27, 2002, the Company, through a German subsidiary ("Mikron Europe"), purchased:

      o     IMPAC Electronic GmbH ("IMPAC"),

      o     infra sensor Spezialpyrometer GmbH ("infra sensor"),

      o     INFRAPOINT Messtechnik GmbH ("Infrapoint"),

      o     IMPAC France, Sarl ("IMPAC France") and

      o     IMPAC Infrared Ltd. ("Infrared")

      o     IMPAC Systems GmbH

The purchase price that Mikron Europe paid to the Sellers for the IMPAC Companies approximately $3,600,000 (inclusive of all closing adjustments) plus 600,000 unregistered shares of the Company's common stock.

In addition, Mikron Europe assumed two loan obligations owed t by IMPAC and Infrapoint to one of the selling shareholders by paying to him the approximately $900,000 aggregate principal amount of those obligations.

The acquisition was financed by:

      o borrowing $500,000 from two of the Company's officers and directors, pursuant to the terms of capital appreciation notes providing for a term of five years and a semi-annually compounded yield of 9% (the "Capital Appreciation Notes");

      o entering into a $4,000,000 credit facility with Fleet National Bank which is fully collateralized by first security interest liens on all of our non-European assets and also by a pledge of 65% of the share capital of Mikron Europe, and then borrowing $2,175,000 pursuant to that facility;

      o unconditionally guarantying the payment and performance of a $993,600 loan that ING BHF-Bank has made to Mikron Europe which is collateralized by pledges of all of the share capital of IMPAC, Infrapoint, infra sensor and Systems owned by Mikron Europe; and

      o deferring the payment of $794,880 of the purchase price owed to two of the selling shareholders under the Purchase Agreement, pursuant to terms and conditions that are substantially identical to the terms and conditions set forth in the Capital Appreciation Notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of January, 2003.

                                    MIKRON INFRARED, INC.


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

         Signature                  Title                            Date
         ---------                  -----                            ----

/s/ Gerald D. Posner           Principal) Executive             January 26, 2003
-------------------------      Officer, Director
   Gerald D. Posner

/s/ Paul Kohmescher            Chief (Principal)                January 26, 2003
-------------------------      Financial Officer
    Paul Kohmescher

/s/ Lawrence C. Karlson        Chairman of the Board            January 26, 2003
-------------------------
  Lawrence C. Karlson

/s/  Keikhosrow Irani          Chief Technical Officer,         January 26, 2003
-------------------------      Director
   Keikhosrow Irani

/s/ Dennis Stoneman            Vice President, Director         January 26, 2003
-------------------------
    Dennis Stoneman

/s/ William J. Eckenrode       Director                         January 26, 2003
-------------------------
 William J. Eckenrode

/s/ Henry M. Rowan             Director                         January 26, 2003
-------------------------
    Henry M. Rowan

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Gerald D. Posner, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Mikron Infrared, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 26, 2003

                                             /s/ Gerald D. Posner
                                             -----------------------------------
                                             Gerald D. Posner, President and CEO

                            Certification Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 (Continued)

I, Paul A. Kohmescher, certify that:

      7. I have reviewed this annual report on Form 10-KSB of Mikron Infrared, Inc.;

      8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      12. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 26, 2003

                                                 /s/ Paul A. Kohmescher
                                                 ------------------------------
                                                 Paul A. Kohmescher, VP and CFO

                            Certification Pursuant to
        Section 1350 of chapter 63 of title 18 of the United States Code

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Mikron Infrared, Inc. ("Mikron"), that, to his knowledge, the Annual Report of Mikron on Form 10-KSB for the fiscal year ended October 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Mikron.

Dated: January 26, 2003

                                             /s/ Gerald D. Posner
                                             -----------------------------------
                                             Gerald D. Posner, President and CEO

                                             /s/ Paul A. Kohmescher
                                             -----------------------------------
                                             Paul A. Kohmescher, VP and CFO