Form 10QSB
period 2003-01-31
MIKRON INFRARED INC
filed 2003-03-17
CIK 787809

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               : QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No |X|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of March 14, 2003 was 4,888,200 shares.

                     MIKRON INFRARED, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

         Consolidated Balance Sheet - January 31, 2003                       3

         Consolidated Statements of Operations - Three months ended
         January 31, 2003 and 2002                                           4

         Consolidated Statements of Comprehensive Income - Three months      4
         ended January 31, 2003 and 2002

         Consolidated Statements of Cash Flows - Three months ended
         January 31, 2003 and 2002                                           5

         Notes to Financial Statements                                       6

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations                               12

PART II - OTHER INFORMATION                                                 16

Signatures                                                                  17

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    18

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the
United States Code                                                          22

                     MIKRON INFRARED, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                             As of January 31, 2003
                                    Unaudited

Assets

Current assets:
     Cash and cash equivalents                                     $  1,545,881
     Accounts receivable, less allowance for
         doubtful accounts of $207,671                                2,251,323
     Inventories                                                      5,092,856
     Deferred tax asset                                                 458,403
     Prepaid expenses and other current assets                          143,363
                                                                   ------------
Total current assets                                                  9,491,826

Property and equipment, net of accumulated
        depreciation of $1,223,154                                      457,185
Goodwill, net of accumulated amortization of $124,247                 6,340,035
Deferred Financing Costs                                                206,766
Other assets                                                          1,433,222
                                                                   ------------
Total                                                              $ 17,929,034
                                                                   ============

Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                              $  1,402,404
     Accrued liabilities                                              1,835,677
     Current portion of long term debt                                  642,096
                                                                   ------------
Total current liabilities                                             3,880,177

Long term debt                                                        4,396,863
Accrued pension benefits                                              1,460,983
Other liabilities                                                        57,207
                                                                   ------------
Total Liabilities                                                     9,795,230
                                                                   ------------
Minority Interest                                                         5,408
                                                                   ------------

Shareholders' equity
     Common stock, $.003 par value;
         Authorized - 15,000,000 shares; issued and
         outstanding - 4,888,200 shares                                  14,666
     Additional paid-in capital                                       6,299,557
     Accumulated other comprehensive loss                              (187,619)
     Retained earnings                                                2,001,792
                                                                   ------------
Total shareholders' equity                                            8,128,396
                                                                   ------------

Total                                                              $ 17,929,034
                                                                   ============

                        See notes to financial statements

                     MIKRON INFRARED, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                        Three Months Ended
                                                            January 31,
                                                   ----------------------------
                                                       2003            2002
                                                   -----------      -----------
Revenues:
     Net sales                                     $ 5,309,948      $ 2,950,146
     Royalties                                          16,112           37,748
                                                   -----------      -----------
Total revenues                                       5,236,060        2,987,894
                                                   -----------      -----------

Costs and expenses:
     Cost of goods sold                              2,760,538        1,659,943
     Selling, general and administrative             1,506,571          996,866
     Research and development                          358,181          233,401
                                                   -----------      -----------
Total costs and expenses                             4,625,290        2,890,210
                                                   -----------      -----------

Income from operations                                 700,770           97,684

Other income (expense):
     Interest expense                                  (58,587)         (17,463)
     Minority interest                                  (5,408)               0
     Other, net                                         14,977           (3,956)
                                                   -----------      -----------
Net income before income taxes                         651,752           76,265
Income tax provision                                   271,097           29,742
                                                   -----------      -----------
Net income                                         $   380,655      $    46,523
                                                   ===========      ===========
Net income per share-basic                         $      0.08      $      0.01
                                                   ===========      ===========
Weighted average number of shares-basic              4,721,600        4,288,200
                                                   ===========      ===========
Net income per share-diluted                       $      0.08      $      0.01
                                                   ===========      ===========
Weighted average number of shares-diluted            4,974,988        4,545,203
                                                   ===========      ===========

                 Consolidated Statements of Comprehensive Income

                                                            Three Months Ended
                                                                January 31,
                                                         ----------------------
                                                            2003         2002
                                                         ---------    ---------
Net Income                                               $ 380,655    $  46,523
Other comprehensive loss foreign
         currency translation                             (152,723)           0
Change in fair value of cash flow hedge, net of tax        (40,196)      (6,044)
Reclassification adjustment for cash flow hedge
         losses included in net income, net of tax           5,300            0
                                                         ---------    ---------
Comprehensive Income                                     $ 193,036    $  40,479
                                                         =========    =========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          January 31
                                                                                --------------------------
                                                                                     2003           2002
                                                                                     ----           ----
Cash flows from operating activities:
     Net income                                                                 $   380,655    $    46,523
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                40,038         40,656
         Amortization                                                                     0         15,411
         Deferred income tax benefit                                                (35,700)         2,357
         Minority interest                                                            5,408              0
         Non-cash consulting expense                                                      0          6,250
         Stock Compensation expense                                                   2,676          2,835
     Changes in assets and liabilities, net of acquired business
         Decrease in accounts receivable                                             21,779        583,970
         (Increase) decrease in inventories                                         691,244       (100,604)
         (Decrease) in prepaid expenses and other current assets                    (13,398)        (5,501)
         (Increase) in other assets                                                       0         (1,320)
          Increase (decrease) in accounts payable and accrued liabilities           279,875       (522,640)
                                                                                -----------    -----------
Net cash provided by operating activities                                         1,372,577         67,937
                                                                                -----------    -----------

Cash flows from investing activities:
       Acquisition of business, net of cash acquired                             (3,403,752)             0
     Purchase of property and equipment                                              (6,207)        (4,104)
                                                                                -----------    -----------
Net cash used in investing activities                                            (3,409,959)        (4,104)
                                                                                -----------    -----------

Cash flows from financing activities:
     Repayment of line of credit, net                                              (129,515)             0
     Proceeds from long term debt                                                 3,664,500              0
     Principal payment on long term debt                                           (134,594)       (83,334)
     Deferred financing costs                                                      (206,766)             0
                                                                                -----------    -----------
Net cash provided by (used in) financing activities                               3,193,625        (83,334)
                                                                                -----------    -----------

Currency effects on cash                                                             25,079              0
                                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                              1,181,322        (19,501)
Cash and cash equivalents, beginning of period                                      364,559        370,487
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $ 1,545,881    $   350,986
                                                                                ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                          $    48,249    $    11,404
                                                                                ===========    ===========
Cash paid for income taxes                                                      $     2,768    $   583,000
                                                                                ===========    ===========

Acquisition:
Fair value of assets acquired                                                   $ 4,337,305
Goodwill                                                                          5,724,401
Cash paid                                                                        (3,839,492)
Common stock issued                                                              (1,956,000)
                                                                                -----------
Liabilities assumed                                                             $ 4,266,214
                                                                                ===========

                        See notes to financial statements

                         MIKRON INSTRUMENT COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2003

                                   (Unaudited)

1.    BASIS OF PRESENTATION

Our unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our October 31, 2002 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations.

Our unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of our management, necessary to present a fair statement of financial position as of January 31, 2003 and the results of operations and cash flows for the three month periods ended January 31, 2003 and 2002. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

2.    RECENTLY ISSUED ACCOUNTING PRINCIPLES

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations" (SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations." Under SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Among other provisions, SFAS 141 establishes specific criteria for the recognition of intangible assets separate from goodwill acquired in a purchase business combination. We have historically accounted for business combinations using the purchase method and, therefore, SFAS 141 did not have a material impact on our consolidated financial statements.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Opinion No. 17, "Intangible Assets." Under SFAS 142, an intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives will not be amortized, however they will be tested for impairment at least annually. At November 1, 2002 the net carrying amount of goodwill was $560,308. We completed our transitional analysis of goodwill and have determined no adjustments are necessary.

If SFAS 142 had been adopted November 1, 2001, our net income for the three months ended January 31, 2001 would have been increased because of lower amounts of amortization as follows:

Net income, as reported                 $46,523
Add amortization, net of tax              9,400
                                        -------
Adjusted net income                     $55,923
                                        =======

In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 does not currently affect us.

3.    Stock Options:

We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our Omnibus Stock Incentive Plan (the"Plan"). Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires us to provide pro forma information regarding net income and net income per common share, as if compensation cost for stock options granted under the Plan had been determined in accordance with the fair value based method prescribed in SFAS 123. We do not plan to adopt the fair value based method prescribed by SFAS 123.

We estimate the fair value of each stock option grant by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Risk-free interest rate                 2.45%-3.37%
Expected dividend yield                      0
Expected life                            3-4 years
Volatility                               95%-114%

If compensation expense for our stock options was recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                       For the three months ended January 31,
                                              2003            2002
                                            --------        --------

Net income, as reported                     $380,655        $ 46,523
Less fair value of stock options              10,526          10,526
Pro forma                                   $370,129        $ 35,997

Net income per common share, basic and diluted
As reported                                  $.08               $.01
Pro forma                                    $.08               $.01

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

At January 31, 2003, we had an interest rate swap with a notional amount of $2,100,000 under which we paid a fixed rate of interest, 4.81 percent, and received a floating rate of interest, 1.50 percent plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at January 31, 2003, was a liability due to the counter party of $57,207. We have not entered into any derivative contracts other than this interest rate swap.

5.    Acquisition of IMPAC Companies

In November 2002, we acquired, through a wholly owned German subsidiary ("Mikron Europe"):

      o     all of the outstanding share capital of

            |o|   IMPAC Electronic GmbH ("IMPAC"),

            |o|   infra sensor Spezialpyrometer GmbH ("infra sensor"),

            |o|   INFRAPOINT Messtechnik GmbH ("Infrapoint"),

            |o|   IMPAC France, Sarl ("IMPAC France") and

            |o|   IMPAC Infrared Ltd. ("Infrared")

      o and 90% of the outstanding share capital of IMPAC Systems GmbH ("Systems" which, together with IMPAC, infra sensor, Infrapoint, IMPAC France and Infrared, are hereinafter collectively referred to as the "IMPAC Companies").

Mikron Europe paid approximately $3,840,000 (inclusive of all closing adjustments) plus 600,000 unregistered shares of our common stock in connection with our acquisition of the IMPAC Companies. In addition, Mikron Europe assumed two loan obligations owed to one of the selling shareholders by IMPAC and Infrapoint in the aggregate principal amount of approximately $950,000.

We have employed preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed of IMPAC. While our management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the January 31, 2003 consolidated balance sheet after a more extensive review of the liabilities is completed.

The following table represents the unaudited pro forma results of operations as though the acquisition of the IMPAC Companies occurred on November 1, 2001.

The allocation of the purchase price is as follows:

Cash                               $   482,163
Accounts receivable                    449,550
Inventory                            1,935,751
Deferred taxes                          14,721
Equipment                              156,418
Other assets                         1,298,702
Goodwill                             5,724,401
                                   -----------
         Total assets              $10,061,706
                                   -----------

Accounts payable and
  Accrued liabilities                1,502,861
Pension liability                    1,275,748
Long-term debt                       1,487,605
                                   -----------
         Net investment            $ 5,795,492
                                   ===========

6.    Long Term Debt

Long term debt consists of the following:

         Principal amount of capital  appreciation  notes providing for a term of five years and a semi-annually  compounded yield of 9% (the "Capital Appreciation Notes"). The Capital
         Appreciation  Notes are due to two of the company's officers and are subordinate to the
         revolving credit facility and bank loan discussed below.                                  $  500,000

         A revolving  credit  facility (the  "Facility")  with a bank,  collateralized  by first security  interest liens on all non-European  assets and also by a pledge of 65% of the share capital of Mikron  Europe.  The facility  bears  interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis  points,  at the option of the  borrower,  payable monthly.  The rate at January 31, 2003 was 3.25%.  The Facility has a maturity  date of
         December 20, 2005.                                                                         2,100,000

         Principal  amount of a loan from a bank  collateralized  by pledges of all of the share capital of IMPAC, Infrapoint,  infra sensor and Systems and the unconditional guarantee of the Company (the "Bank  Loan").  The rate is EURIBOR plus 2.5% and the maturity date
         is September 30, 2006. The rate at January 31, 2003 was 5.45%.                             1,013,906

         Portion of purchase  price  payable to one of the selling  shareholders  deferred for a period of five years at a semi-annually  compounded  yield of 9%. This  indebtedness is
         unsecured and subordinate to the Facility and Bank Loan.                                     865,200

         Additional  indebtedness  owed to one selling  shareholder  with various interest rates between 5% and 9% and various maturity dates between December 31, 2005 and November 25,
         2007                                                                                         164,604

         Lines of credit of held by various  operating  companies with interest rates between 5%
         to 12.25%                                                                                    395,249
                                                                                                   ----------
                                                                                                   $5,038,959
Less current portion                                                                                  642,096
                                                                                                   ----------
                                                                                                   $4,396,863
                                                                                                   ==========

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. The Company is in compliance with those covenants at this time.

7.    Inventory

The components of inventories at January 31, 2003 are as follows

      Materials and parts   $2,877,451
      Work-in Process          497,685
      Finished Goods         1,717,720
                            ----------
                            $5,092,896
                            ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Acquisition of IMPAC Companies

In November 2002, we acquired the IMPAC Companies. This is the first Report that we have filed that discloses the results of operations of the IMPAC Companies. In order to provide greater understanding of the affects of the operations of the IMPAC Companies upon our overall financial performance, we have disclosed, where we have deemed it appropriate to do so, the results attributable to our operations separately from those of the IMPAC Companies. In those cases, we have used the phrases

      o "Domestic Operations" to refer to the operations of our company in the United States, whether or not those operations pertained to sales made to customers located inside or outside of the United States; and

      o "IMPAC Operations" to refer to the operations of the IMPAC Companies, whether or not those operations pertained to sales made to customers of the IMPAC Companies located in Europe or elsewhere.

Results of Operations

Net sales for the quarter ended January 31, 2003 were $5,309,948 which represented an 80% increase over our net sales of $2,950,146 for the quarter ended January 31, 2002. The increase can be primarily attributed to the IMPAC Operations which accounted for $1,427,000 in sales, and to a $933,000 or 32% increase in sales (primarily of thermal imaging products) over the same period of last year attributed to our Domestic Operations. Our black body calibration and single point instruments remained relatively the same as the first quarter of 2002.

Royalty income for the three months ended January 31, 2003, was $16,112 as compared to $37,748 for the three month period ended January 31, 2002. The licensing agreements which generated the royalty income have expired.

Our cost of sales for the three months ended January 31, 2003 was $2,760,538 compared to $1,659,943 for the same period in fiscal 2002. The percentage of cost of sales to net sales for the three-month period ended January 31, 2003 was 52% as compared to 56% for the three-month period ended January 31, 2002. The improvement was due to product mix and a fuller absorption of overhead.

Selling, general and administrative expenses were $1,506,571 for the three months ended January 31, 2003 compared to $996,866 for the same period in fiscal 2002. This increase was due mainly to the added S,G & A expenses of the IMPAC Operations. As a result of the increase in our sales, the amount of selling, general and administrative costs as a percentage of sales was reduced to 28% for the first quarter in 2003 compared to 34% for the comparative quarter in 2002.

Research and development expenses increased for the quarter ended January 31, 2003 to $358,181 as compared to $233,401 for the same quarter in 2002. The primary reason for this increase was the addition of the R&D expenses of the IMPAC Companies. The amount of research and development expenses as a percentage of sales were 7% compared to 8% for the comparative quarter in 2002.

Our income from operations for the three months ended January 31, 2003 was $700,770 compared to $97,684 for the comparable period in fiscal 2002. The increase is due to the added sales attributed to the IMPAC Operations and the improved sales of our Domestic Operations discussed above, coupled with expenses that increased at a slower rate than sales.

Our interest expense for the three months ended January 31, 2003 was $58,587 compared to $17,463 for the same period last year. The increase is due to the debt we incurred to finance the acquisition of the IMPAC Companies.

The increase in our other income net of $14,977 for the three months ended January 31, 2003, as compared to a net expense for the comparable period in fiscal 2002 of $3,956, was due primarily to interest income.

Our net income before the provision for income taxes for the three months ended January 31, 2003 was $651,752 compared to $76,265 for the comparable period in fiscal 2002.

Our effective tax rate for the three-month period ended January 31, 2003 was 42%. Our effective tax rate in the first quarter of fiscal 2002 was 39%. The increase reflects the relatively higher tax rate incurred by the IMPAC Companies in Europe.

Our net income for the three months ended January 31, 2003 was $380,655 compared to $46,523 for the comparable period in fiscal 2002.

Liquidity and Capital Resources

At January 31, 2003, we held $1,545,881 in cash, and we had $2,251,323 in accounts receivable. The increase in cash of $1,181,322 since October 31, 2002 resulted primarily from a decrease in Domestic Operations inventory of approximately $690,000 and an increase in income from Domestic Operations of approximately $320,000.

Our working capital at January 31, 2003 was $5,611,649 as compared to $4,819,039 at year end October 31, 2002. This increase primarily was a result of the addition of the IMPAC Companies' working capital.

As of January 31, 2003, we had an additional $250,000 of available credit under the Facility. In addition, we have lines of credit in Europe which amount to approximately $550,000. See,

"Acquisition of IMPAC Companies."

ACQUISITION OF IMPAC COMPANIES

In November 2002, Mikron Europe paid approximately $3,840,000 (inclusive of all closing adjustments) plus 600,000 unregistered shares of our common stock in connection with our acquisition of the IMPAC Companies. In addition, Mikron Europe assumed two loan obligations owed to one of the selling shareholders by IMPAC and Infrapoint by paying to him the approximately $900,000 aggregate principal amount of those obligations. We financed Mikron Europe's acquisition of the IMPAC Companies by:

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

      o unconditionally guarantying the payment and performance of a $993,600 loan that ING BHF-Bank has made to Mikron Europe which is collateralized by pledges of all of the share capital of IMPAC, Infrapoint, infra sensor and Systems owned by Mikron Europe; and

      o deferring the payment of approximately $795,000 of the purchase price owed to two of the selling shareholders, pursuant to terms and conditions that are substantially identical to the terms and conditions set forth in the Capital Appreciation Notes. The principal outstanding under the line is payable on demand. The Company believes its internally generated funds are adequate to fund its current operating requirements.

As collateral security for our indebtedness under the revolving credit facility, we have granted a security interest to the bank, which covers virtually all of our assets. The loan agreement also contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. The company is in compliance with those covenants at this time.

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

ART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            No exhibits are filed as part of this report.

      b.    Reports on Form 8-K

            On November 27, 2002, we filed a Report on Form 8-K disclosing our acquisition of the IMPAC Companies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March  17, 2003

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

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Gerald D. Posner, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Mikron Infrared, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 17, 2003
                                                     /s/ Gerald D. Posner
                                            -----------------------------------
                                            Gerald D. Posner, President and CEO

                            Certification Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 (Continued)

I, Paul A. Kohmescher, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Mikron Infrared, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 17, 2003
                                                         /s/ Paul A. Komescher
                                                ------------------------------
                                                Paul A. Kohmescher, VP and CFO

                            Certification Pursuant to
        Section 1350 of chapter 63 of title 18 of the United States Code

      Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Mikron Infrared, Inc. ("Mikron"), that, to his knowledge, the Annual Report of Mikron on Form 10-QSB for the Quarter ended January 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Mikron.

Dated:  March 17, 2003

                                                   /s/ Gerald D. Posner
                                          -----------------------------------
                                          Gerald D. Posner, President and CEO


                                                   /s/ Paul A. Komescher
                                          -----------------------------------
                                          Paul A. Kohmescher, VP and CFO