Form 10QSB/A
period 2003-01-31
MIKRON INFRARED INC
filed 2003-04-03
CIK 787809

FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of March 14, 2003 was 4,888,200 shares.

This amendment no. 1 to the Registrant's Report on Form 10-QSB for the period ended January 31, 2003 has been filed to correct a typing error located in the Consolidated Statement of Operations, as originally filed. As originally filed, the line item "Total revenues" for the three months ended January 31, 2003 read "$5,236,060." This amendment to the Consolidated Statement of Operations corrects that line item to read "$5,326,060."

In accordance with the interim guidance contained in Release No. 33-8212, Registrant has amended Part II, Item 6(a) to disclose the filing of Registrant's
Section 906 Certifications with respect to this amendment as Exhibit 99.1.

                     MIKRON INFRARED, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                Three Months Ended
                                                                   January 31,
                                                         -----------------------------
                                                             2003              2002
                                                         -----------       -----------
Revenues:
     Net sales                                           $ 5,309,948       $ 2,950,146
     Royalties                                                16,112            37,748
                                                         -----------       -----------
Total revenues                                             5,326,060         2,987,894
                                                         -----------       -----------

Costs and expenses:
     Cost of goods sold                                    2,760,538         1,659,943
     Selling, general and administrative                   1,506,571           996,866
     Research and development                                358,181           233,401
                                                         -----------       -----------
Total costs and expenses                                   4,625,290         2,890,210
                                                         -----------       -----------

Income from operations                                       700,770            97,684
Other income (expense):
     Interest expense                                        (58,587)          (17,463)
     Minority interest                                        (5,408)                0
     Other, net                                               14,977            (3,956)
                                                         -----------       -----------
Net income before income taxes                               651,752            76,265
Income tax provision                                         271,097            29,742
                                                         -----------       -----------
Net income                                               $   380,655       $    46,523
                                                         ===========       ===========
Net income per share-basic                               $      0.08       $      0.01
                                                         ===========       ===========
Weighted average number of shares-basic                    4,721,600         4,288,200
                                                         ===========       ===========
Net income per share-diluted                             $      0.08       $      0.01
                                                         ===========       ===========
Weighted average number of shares-diluted                  4,974,988         4,545,203
                                                         ===========       ===========

                 Consolidated Statements of Comprehensive Income

                                                               Three Months Ended
                                                                   January 31,
                                                         -----------------------------
                                                             2003              2002
                                                         -----------       -----------
Net Income                                               $   380,655       $    46,523
Other comprehensive loss foreign
         currency translation                               (152,723)                0
Change in fair value of cash flow hedge, net of tax          (40,196)           (6,044)
Reclassification adjustment for cash flow hedge
         losses included in net income, net of tax             5,300                 0
                                                         -----------       -----------
Comprehensive Income                                     $   193,036       $    40,479
                                                         ===========       ===========

                        See notes to financial statements

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 2, 2003

                                    MIKRON INFRARED, INC.


                                    By: /s/ Paul A. Kohmescher
                                        ----------------------------------------
                                        Paul A. Kohmescher, Chief Financial
                                        Officer (as Registrant's duly authorized
                                        officer)

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Gerald D. Posner, certify that:

      1. I have reviewed this amendment no. 1 to the quarterly report on Form 10-QSB of Mikron Infrared, Inc. for the period ended January 31, 2003 ("this Amendment");

      2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment;

      3. Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment (the "Evaluation Date"); and

            (c) presented in this Amendment our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this Amendment whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 2, 2003


                                                  /s/ Gerald D. Posner
                                          -----------------------------------
                                          Gerald D. Posner, President and CEO

                            Certification Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 (Continued)

I, Paul A. Kohmescher, certify that:

      1. I have reviewed this amendment no. 1 to the quarterly report on Form 10-QSB of Mikron Infrared, Inc. for the period ended January 31, 2003 ("this Amendment");

      2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment;

      3. Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment (the "Evaluation Date"); and

            (c) presented in this Amendment our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this Amendment whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 2, 2003


                                              /s/ Paul A. Komescher
                                         ------------------------------
                                         Paul A. Kohmescher, VP and CFO