Form 10QSB
period 2003-04-30
MIKRON INFRARED INC
filed 2003-06-16
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of June 16, 2003 was 4,978,200 shares.

                      Mikron Infrared, Inc. and Subsidiary

                                      Index

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements.............................................  3

         Consolidated Balance Sheet - April 30, 2003-Unaudited............  3

         Consolidated Statements of Operations - Three and six months ended April 30, 2003 and 2002-Unaudited..........................  4

         Consolidated Statement of Comprehensive Income - Three and
         six months ended April 30, 2003-Unaudited........................  4

         Consolidated Statement of Cash Flows - Six months ended
         April 30, 2003 and 2002-Unaudited................................  5

         Notes to Consolidated Financial Statements.......................  7

Item 2.  Management's Discussion And Analysis of Financial Condition
         And Results Of Operations........................................ 12

Item 3.  Controls and Procedures.......................................... 15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 16

Item 4.  Submission of Matters to a Vote of Security Holders.............. 16

Item 6.  Exhibits and Reports on Form 8-K................................. 17

SIGNATURES   ............................................................. 18

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.. 19

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

                       Mikron Infrared, Inc and Subsidiary
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                  April 30, 2003
                                                                  --------------
    Assets

    Current assets:
         Cash and cash equivalents                                   $1,187,532

         Trade accounts receivable, less allowance for
             doubtful accounts of $226,734                            3,780,769
         Inventories                                                  5,585,624
         Deferred tax asset                                             480,053
         Prepaid expenses and other current assets                      402,429
                                                                    -----------

    Total current assets                                             11,436,407
                                                                    -----------
    Property and equipment, net
     of accumulated depreciation of $1,274,968                          447,059

    Intangible assets, net of accumulated amortization of $126,487    5,673,769

    Other assets                                                      1,432,395
                                                                    -----------

                                                                    $18,989,630
                                                                    ===========
    Liabilities and shareholders' equity

    Current liabilities:
         Accounts payable                                            $2,137,923
         Accrued liabilities                                          1,978,232
         Current portion of long term debt                              248,650
                                                                    -----------

    Total current liabilities                                         4,364,805

    Long term debt                                                    4,354,139
    Accrued pension benefits                                          1,484,000
    Other liabilities                                                    75,797
                                                                    -----------

    Total liabilities                                                10,278,741

    Minority interest                                                     5,543
                                                                    -----------
    Shareholders' equity:
         Common stock, $.003 par value;
             Authorized - 15,000,000 shares; issued and
             outstanding - 4,978,200 shares                              14,936
         Additional paid-in capital                                   6,391,963
         Retained earnings                                            2,118,429
         Accumulated other comprehensive income                         180,018
                                                                    -----------
     Total shareholders' equity                                       8,705,346
                                                                    -----------
                                                                    $18,989,630
                                                                    ===========

                       See notes to financial statements.

                              Mikron Infrared, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended            Six Months Ended
                                                                April 30,                     April 30,
                                                      --------------------------    ---------------------------
                                                          2003           2002           2003           2002
                                                          ----           ----           ----           ----
Revenues:
     Net sales                                         $5,195,714     $3,490,590     $10,505,663     $6,440,736
     Royalties                                                  0         34,074          16,112         71,822
                                                      -----------    -----------    ------------    -----------
Total revenues                                          5,195,714      3,524,664      10,521,775      6,512,558
                                                      -----------    -----------    ------------    -----------
Costs and expenses:
     Cost of goods sold                                 2,576,145      1,882,332       5,336,684      3,542,274
     Selling, general and administrative                1,936,609      1,078,301       3,443,180      2,075,167
     Research and development                             431,808        252,068         789,989        485,469
                                                      -----------    -----------    ------------    -----------
Total costs and expenses                                4,944,562      3,212,701       9,569,853      6,102,910
                                                      -----------    -----------    ------------    -----------
Income from operations                                    251,152        311,963         951,922        409,648
                                                      -----------    -----------    ------------    -----------
Other income (expense):
     Interest expense, net                                (75,630)          (894)       (133,304)       (18,278)
     Other, net                                            (9,626)       (20,049)           (970)       (24,083)
                                                      -----------    -----------    ------------    -----------
Net income before income taxes                            165,896        291,020         817,648        367,287
 Income tax provision                                      49,258        113,498         320,355        143,241
                                                      -----------    -----------    ------------    -----------
Net income                                               $116,638       $177,522        $497,293       $224,046
                                                      ===========    ===========    ============    ===========

Net income per share-basic                                  $0.02          $0.04           $0.10          $0.05
                                                      ===========    ===========    ============    ===========
Weighted average number of shares -basic                4,908,200      4,288,200       4,814,950      4,288,200
                                                      ===========    ===========    ============    ===========
Net income per share-diluted                                $0.02          $0.04           $0.10          $0.05
                                                      ===========    ===========    ============    ===========
Weighted average number of shares -diluted              5,165,030      4,622,624       5,071,780      4,622,624
                                                      ===========    ===========    ============    ===========

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                           Three Months Ended        Six Months Ended
                                                                April 30,                April 30,
                                                         ----------------------   ----------------------
                                                            2003         2002        2003         2002
                                                            ----         ----        ----         ----
Net Income                                                $116,638     $177,522    $497,293     $224,046
Other comprehensive income
     foreign currency exchange                             378,977            0     226,254            0
Reclassification adjustment for cash flow hedge losses
         included in net income, net of tax                  6,030            0      11,330            0
Change in fair value of cash flow hedge, net of tax        (17,370)       2,880     (57,566)      (3,164)
                                                         ---------    ---------   ---------    ---------
Comprehensive Income                                      $293,326     $180,402    $677,311     $220,882

                       See notes to financial statements.

                              Mikron Infrared, Inc.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     April 30,
                                                                                -------------------
                                                                                2003           2002
                                                                                ----           ----
Cash flows from operating activities:
     Net income                                                               $497,293       $224,046
     Adjustments to reconcile net income to
               net cash used in operating activities:
         Depreciation                                                           91,852         81,016
         Amortization                                                            2,240         32,932
         Deferred income tax benefit                                           (52,705)         4,198
         Minority interest                                                       5,543              0
         Non-cash consulting expense                                                 0         12,500
         Stock compensation expense                                              5,352          5,564
     Changes in assets and liabilities:
         (Increase) in trade accounts receivable                              (500,613)       (49,738)
         Decrease in inventories                                                98,744        216,498
         (Increase) in prepaid and other current assets                       (269,168)       (23,416)
         Decrease in other asset                                                88,226              0
         Increase (decrease) in accounts payable and accrued liabilities     1,365,481       (511,506)
                                                                           -----------    -----------

Net cash used in operating activities                                        1,332,245         (7,906)
                                                                           -----------    -----------
Cash flow from investing activities:
     Acquisition of business, net of cash acquired                          (3,756,708)             0
     Purchase of property and equipment                                        (47,943)       (18,603)
                                                                           -----------    -----------

Net cash used in investing activities                                       (3,804,651)       (18,603)
                                                                           -----------    -----------
Cash flows from financing activities:
     Repayment of line of credit, net                                         (236,675)             0
     Proceeds from long term debt                                            3,669,600              0
     Principal payment on long-term debt                                      (124,325)      (166,667)
     Deferred financing costs                                                 (129,236)             0
     Proceeds from stock options                                                90,000              0
                                                                           -----------    -----------

Net cash provided by  (used in)  financing activities                        3,269,364       (166,667)
                                                                           -----------    -----------

Currency effects on cash                                                        26,015              0
                                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents                           822,973       (193,176)

Cash and cash equivalents, beginning of period                                 364,559        370,487
                                                                           -----------    -----------

Cash and cash equivalents, end of period                                    $1,187,532       $177,311
                                                                           ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid for interest                                                         $41,342        $20,591
Cash paid for income taxes                                                    $197,037       $774,500

                       See notes to financial statements.

Acquisition

   Fair value of assets acquired       $4,772,249
   Goodwill                             4,986,465
   Cash paid                           (3,756,708)
   Common stock issued                 (1,956,000)
                                      -----------
   Liabilities assumed                 $4,046,006
                                      ===========

                       See notes to financial statements.

                              Mikron Infrared, Inc.
                   Notes to Consolidated Financial Statements

                                 April 30, 2003
                                   (Unaudited)

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

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of April 30, 2003 and the results of operations and cash flows for the three and six month periods ended April 30, 2003 and 2002. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

2.    Recently Issued Accounting Principles

In 2001, the financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations" (SFAS 141); SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

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

If SFAS 142 had been adopted November 1, 2001, our net income for the three and six months, ended January 31, 2002 would have been increased because of lower amounts of amortization as follows:

                                        Three months ended      Six months ended
                                          April 30, 2002         April 30, 2002
                                        ------------------      ----------------
Net income as reported                       $177,522              $224,046
Add amortization, net of tax                    5,700                15,100
                                             --------              --------
Adjusted net income                          $183,222              $239,146
                                             ========              ========

3.    Stock Options

We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our Omnibus Stock Incentive Plan (the "Plan"). Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires us to provide pro forma information regarding net income and net income per common share, as if compensation cost for stock options granted under the Plan had been determined in accordance with the fair value based method prescribed in SFAS 123. We do not plan to adopt the fair value based method prescribed by SFAS 123.

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

If compensation expense for our stock options was recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                     Three Months Ended      Six Months Ended
                                          April 30,              April 30,
                                     -------------------   -------------------
                                       2003       2002       2003       2002
                                       ----       ----       ----       ----
Net income, as reported              $116,638   $177,522   $497,293   $224,046
Less fair value of stock options       10,526     10,526     21,052     21,052
                                     --------   --------   --------   --------
Pro forma                            $106,112   $166,996   $476,241   $202,994
                                     ========   ========   ========   ========
Net income per common share
   As reported, basic                   $0.02      $0.04      $0.10      $0.05
   As reported, diluted                  0.02       0.04       0.10       0.05
   Pro forma, basic                      0.02       0.04       0.10       0.05
   Pro forma, diluted                    0.02       0.04       0.09       0.04

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

At April 30, 2003, we had an interest rate swap with a notional amount of $2,100,000 under which we paid a fixed rate of interest, 4.81 percent, and received a floating rate of interest, 1.50 percent plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at April 30, 2003, was a liability due to the counter party of $75,797. We have not entered into any derivative contracts other than this interest rate swap.

5.    Inventory

The components of inventories at April 30, 2003 are as follows:

    Materials and parts                $2,896,784
    Work-in Process                       633,834
    Finished Goods                      2,055,006
                                       ----------
                                       $5,585,624
                                       ==========

6.    Long Term Debt

Long term debt consists of the following:

      Principal amount of capital appreciation notes providing
      for a term of five years and a semi-annually compounded
      yield of 9% (the "Capital Appreciation Notes"). The Capital
      Appreciation Notes are due to two of the company's officers and are subordinate to the revolving credit facility and
      bank loan discussed below.                                       $ 500,000

      A revolving credit facility (the "Facility") with a bank,
      collateralized by first security interest liens on all
      non-European assets and also by a pledge of 65% of the
      share capital of Mikron Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100
      basis points, at the option of the borrower, payable
      monthly. The rate at January 31, 2003 was 3.25%. The
      Facility has a maturity date of December 20, 2005.               2,100,000

      Principal amount of a loan from a bank collateralized by
      pledges of all of the share capital of IMPAC, Infrapoint,
      infra sensor and Systems and the unconditional guarantee of the Company (the "Bank Loan"). The rate is EURIBOR plus
      2.5% and the maturity date is September 30, 2006. The rate
      at April 30, 2003 was 5.12%.                                       870,275

      Portion of purchase price payable to one of the selling
      shareholders deferred for a period of five years at a
      semi-annually compounded yield of 9%. This indebtedness is
      unsecured and subordinate to the Facility and Bank Loan.           676,328

      Additional indebtedness owed to one selling shareholder
      with various interest rates between 5% and 9% and various
      maturity dates between December 31, 2005 and November 25,
      2007                                                               119,352

      Lines of credit of held by various operating companies with
      interest rates between 5% to 12.25%                                336,834
                                                                      ----------
                                                                      $4,602,789
Less current portion                                                     248,650
                                                                      ----------
                                                                      $4,354,139
                                                                      ==========

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of April 30, 2003, we were in immaterial technical default of one of the covenants of the Facility. We and the bank took steps to eliminate that technical default.

7.    Acquisition of IMPAC Companies

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

                                             Six Months            Six Months
                                           Ended April 30,      Ended April 30,
                                                2003                  2002

Net Sales                                   $11,191,765           $10,331,979

Operating Profit                                985,022               548,518

Gain Before Income Taxes                        844,428               496,059

The allocation of the purchase price is as follows:

      Cash                                                        $506,984
      Accounts receivable                                        1,396,604
      Inventory                                                  1,935,757
      Deferred taxes                                                11,358
      Equipment                                                    156,370
      Other assets                                               1,272,160
      Goodwill                                                   4,986,465
                                                               -----------
               Total assets                                    $10,265,698
                                                               -----------

      Accounts payable and
        Accrued liabilities                                      1,467,658
      Pension liability                                          1,284,159
      Long-term debt                                             1,294,189
                                                               -----------
      Net investment                                            $6,219,692
                                                               ===========

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

Acquisition of IMPAC Companies

In November 2002, we acquired the IMPAC Companies. In order to provide greater understanding of the effects of the operations of the IMPAC Companies upon our overall financial performance, we have disclosed, where we have deemed it appropriate to do so, the results attributable to our operations separately from those of the IMPAC Companies. In those cases, we have used the phrases

      o "Domestic Operations" to refer to the operations of our company in the United States, whether or not those operations pertained to sales made to customers located inside or outside of the United States; and

      o "IMPAC Operations" to refer to operations of the IMPAC Companies, whether or not those operations pertained to sales made to customers of the IMPAC Companies located in Europe or elsewhere.

Results of Operations

Net sales for the quarter ended April 30, 2003 were $5,195,714, a 48.9% increase from our net sales of $3,490,590 for the quarter ended April 30, 2002. For the six months ended April 30, 2003, our net sales were $10,505,663, a 63.1% increase from our net sales of $6,440,736 for the comparable six months of fiscal 2002. These increases can be primarily attributed primarily to the IMPAC Operations which accounted for approximately $1,776,000 in sales for the three months ended April 30, 2003 and approximately $3,203,000 for the first six months of fiscal 2003.

There was no royalty income for the three months ended April 30, 2003 compared to approximately $34,000 for the same quarter last year. The royalty income during the first half of fiscal 2003 was approximately $16,000 compared to approximately $72,000 for the first six months of 2002. The licensing agreements which generated the royalty income have expired.

Our cost of sales as a percentage of net sales for the three and six month periods ended April 30, 2003 were 50% and 51%, respectively, as compared to 54% and 55% for the three and six month periods ended April 30, 2002 respectively. The decreases in cost of sales as a percentage of sales for the three and six month periods were due primarily to product mix and a fuller absorption of manufacturing overhead.

Selling, general and administrative expenses ("SG&A Expenses") for the three and six month periods ended April 30, 2003 were approximately $1,937,000 and $3,443,000, as compared to $1,078,000 and $2,075,000 for the comparable periods of fiscal 2002. The increases in expenses were due primarily to the added SG&A expenses of the IMPAC Operations. And to a lesser extent to Domestic Operations SG&A expenses. The major increases in Domestic Operations SG&A expenses encompassed advertising expenses of $39,000 during the second quarter and $33,000 for the first six months of fiscal 2003, and in sales seminars expenses of $7,000 for the quarter and $18,000 for the six month period.

Research and Development expenses for the quarter and six months ended April 30, 2003 were approximately $432,000, and $790,000 respectively. These amounts compare with approximately $252,000 and $485,000 for the same periods last year. The increases are due almost exclusively to the Research and Development expenses of our IMPAC Operations. The Research and Development expenses for our Domestic Operations were essentially the same as last year.

Our income from operations for the three and six months ended April 30, 2003 was approximately $251,000 and $952,000, respectively, compared to $312,000 and $410,000 for the comparable periods in fiscal 2002. The decrease in operating income for the second quarter of fiscal 2003 was due to a slight increase in selling expenses in our Domestic Operations and a small loss for the quarter from our IMPAC Companies. The increase in our operating income for the first half of fiscal 2003 was due primarily to an increase in sales in our Domestic Operations and a contribution from the IMPAC Companies toward our operating income.

Interest expense, was approximately $76,000 and $133,000 for the three and six month periods ending April 30, 2003, respectively, compared to $1,000 and $18,000 for the comparable periods in fiscal 2002. These increases were due to the debt we incurred to finance the acquisition of the IMPAC Companies.

Other net expenses were approximately $10,000 and $1,000 for the three and six month periods ended April 30, 2003, respectively, compared to other expenses of approximately $20,000 and $24,000 for the same periods in fiscal 2002. The increase in other expenses for the three months ended April 30, 2003 was due primarily to the shifting of our annual meeting of shareholders from the third quarter of fiscal 2002 to the second quarter of fiscal 2003. The decrease in other expense for the six month period ended April 30, 2003 compared to the comparable period of fiscal 2002 was due to $22,000 of miscellaneous income from the IMPAC Companies.

Our net income before the income tax provision for the three and six month periods ended April 30, 2003 was approximately $166,000 and 818,000, respectively, compared to approximately $291,000 and 367,000 for the comparable periods in fiscal 2002.

Our income tax provision for the three and six month periods ended April 30, 2003 was approximately $49,000 and $320,000, respectively, compared to approximately $113,000 and $143,000 for the comparable periods in fiscal 2002. Our effective tax rate in 2003 and 2002 is 39%.

Our net income for the three and six month periods ended April 30, 2003 was approximately $117,000 and $497,000 respectively, compared to approximately $178,000 and $224,000 for the comparable periods in fiscal 2002.

Liquidity and Capital Resources

At April 30, 2003, we held $1,187,532 in cash and we had $3,780,769 in accounts receivable. Our cash on hand at the end of the first half of fiscal 2003 increased by $822,973 over the amount of cash we held at the end of fiscal 2002. The primary sources for the increase were our net income, and an increase in accounts payable and accrued expenses of approximately $1,478,000, offset by an increase in accounts receivable due to an increase in sales and slower collections.

Our working capital as of April 30, 2003 was $7,071,602 as compared to $4,819,039 at year end October 31, 2002. This increase primarily resulted from our acquisition of the IMPAC Companies and the financing used to effect the acquisition.

As of April 30, 2003, we had an additional $830,000 available under our credit facility. In addition we had approximately $300,000 available under our line of credit in Europe. We believe our internally generated funds are adequate to fund current operating requirements.

As collateral security for our indebtedness under our line of credit and our obligation under the term loan entered into by our European holding company in connection with the IMPAC acquisition, we have granted security interests, which cover virtually all of our assets. Our credit facility contains various financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of April 30, 2003, we were in immaterial technical default of one of the covenants of our credit facility. The bank has agreed to waive the minor default. We and the bank have taken steps to eliminate that technical default.

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

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 7, 2003, we received service of an amended summons and amended verified complaint in an action entitled Catalyst Financial LLC F/K/A Catalyst Financial Corp. vs. Mikron Infrared, Inc. F/K/A Mikron Instrument Company, Inc. The action is pending in the Supreme Court of the State of New York, County of New York under Index No. 03-601265. Catalyst Financial is a company controlled, and we believe, wholly owned, by Steven N. Bronson, our former Chairman and Chief Executive Officer, who is the holder of more than 10% of our outstanding common stock. The complaint alleges that the plaintiff is entitled to receive a finder's fee in connection with our acquisition of the IMPAC Companies and seeks damages of at least $150,560. We have interposed an answer totally denying that the plaintiff was entitled to receive payment of any compensation in connection with the acquisition, and we will be vigorously defending the action.

Item 4 Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 12, 2003. As of the April 7, 2003 record date of the meeting, there were a total of 4,888,200 shares of the Company's common stock outstanding and entitled to be voted at the annual meeting. There were 3,985,377 shares (81.5%) present in person or by proxy at the meeting. The following directors were elected at the meeting:

                                         Number of Shares
                                  --------------------------
        Director                      For        Against or
                                                 Abstained
        ---------------------     -----------   ------------

        Gerald D. Posner           3,967,427       17,950
        Dennis Stoneman            3,967,427       17,950
        Keikhosrow Irani           3,967,427       17,950
        William J. Eckenrode       3,967,427       17,950
        Henry M. Rowan             3,967,427       17,950
        Lawrence C. Karlson        3,967,427       17,950

Also at the Meeting,

      o the shareholders approved a proposal to adopt the Corporation's Amended and Restated Omnibus Stock Incentive Plan by a vote of 2,456,623 shares in favor and 146,930 shares opposed to the proposal; and

      o the shareholders ratified the selection of BDO Seidman LLP as the Company's independent accountants for the fiscal year ending October 31, 2003 by a vote of 3,968,547 shares in favor and 11,780 shares opposed to the proposal.

Item 6 Exhibits and Reports on Form 8-K

      a.    Exhibits

            No.                             Description
            ---                             -----------

            4.3 Mikron Infrared, Inc. Amended and Restated Omnibus Stock Incentive Plan

            99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      b.    Reports on Form 8-K

            On January 29, 2003, we filed a Report on Form 8-K regarding our issuance of a press release disclosing our fiscal 2002 fourth quarter and full year earnings.

            On February 10, 2003, we filed an amendment on Form 8-K/A to the Form 8-K that we filed on November 27, 2003. The amendment disclosed our tardiness with regard to the filing of the financial statements pertaining to the IMPAC companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 16, 2003

                                MIKRON INFRARED, INC.

                                By: /s/ Gerald D. Posner
                                   ---------------------------------------------
                                     Gerald D. Posner, Chief Executive Officer


                                By: /s/ Paul A. Kohmescher
                                   ---------------------------------------------
                                     Paul A. Kohmescher, Chief Financial Officer

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Dated: June 16, 2003


                                        /s/ Gerald D. Posner
                                      ------------------------------------------
                                        Gerald D. Posner, President and
                                        Chief Executive Officer

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Dated: June 16, 2003


                                       /s/ Paul A. Kohmescher
                                     -------------------------------------------
                                       Paul A. Kohmescher,  Vice President and
                                       Chief Financial Officer