Form 10QSB
period 2003-07-31
MIKRON INFRARED INC
filed 2003-09-15
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

         |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         The number of shares of registrant's Common Stock, $.003 par value, outstanding as of September 15, 2003 was 5,078,200 shares.

                      Mikron Infrared, Inc. and Subsidiary

                                      Index
                                                                        Page No.
PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements................................................  3

         Consolidated Balance Sheet - July 31, 2003 - Unaudited..............  3

         Consolidated Statements of Operations - Three and nine
         months ended July 31, 2003 and 2002 - Unaudited.....................  4

         Consolidated Statements of Comprehensive Income - Three and nine months ended July 31, 2003 and 2002 - Unaudited.....................  4

         Consolidated Statement of Cash Flows - Nine months ended July 31,
         2003 and 2002 - Unaudited...........................................  5

         Notes to Consolidated Financial Statements..........................  7

Item 2.  Management's Discussion And Analysis of Financial Condition
         And Results Of Operations........................................... 16

Item 3.  Controls and Procedures............................................. 19

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 20

SIGNATURES   ................................................................ 21

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements

                       Mikron Infrared, Inc and Subsidiary
                           Consolidated Balance Sheet
                                   (Unaudited)
                                                                   July 31, 2003
                                                                   -------------
Assets

Current assets:
     Cash and cash equivalents                                       $ 1,093,012

     Trade accounts receivable, less allowance for
         doubtful accounts of $216,102                                 4,117,195
     Inventories                                                       5,302,724
       Deferred tax asset                                                486,287
     Prepaid expenses and other current assets                           218,547
                                                                     -----------

Total current assets                                                  11,217,765
                                                                     -----------
Property and equipment, net
 of accumulated depreciation of $1,315,775                               449,547

Intangible assets, net of accumulated amortization of $136,244         5,707,165

Other assets                                                           1,463,159
                                                                     -----------

                                                                     $18,837,636
                                                                     ===========
Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                                $ 1,849,945
       Accrued liabilities                                             1,628,094
     Current portion of long term debt                                   248,650
                                                                     -----------

Total current liabilities                                              3,726,689
                                                                     -----------

Long term debt                                                         4,284,130
Accrued pension benefits                                               1,518,804
Other liabilities                                                         54,362
                                                                     -----------

Total liabilities                                                      9,583,985

Minority interest                                                          5,673
                                                                     -----------
Shareholders' equity:
     Common stock, $.003 par value;
         Authorized - 15,000,000 shares; issued and
         outstanding - 5,078,200 shares                                   15,236
     Additional paid-in capital                                        6,491,663
     Retained earnings                                                 2,495,605
     Accumulated other comprehensive income                              245,474
                                                                     -----------
 Total shareholders' equity                                            9,247,978
                                                                     -----------
                                                                     $18,837,636
                                                                     ===========
                       See notes to financial statements.

                              Mikron Infrared, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended              Nine Months Ended
                                                       July 31,                       July 31,
                                             --------------------------    ---------------------------
                                                2003           2002           2003            2002
                                                ----           ----           ----             ----
Revenues:
     Net sales                               $ 6,358,966    $ 2,941,473    $ 16,864,629    $ 9,382,208
     Royalties                                         0         25,000          16,112         96,823
                                             -----------    -----------    ------------    -----------
Total revenues                                 6,358,966      2,966,473      16,880,741      9,479,031
                                             -----------    -----------    ------------    -----------
Costs and expenses:
     Cost of goods sold                        3,180,752      1,677,903       8,517,436      5,220,177
     Selling, general and administrative       2,009,921        985,759       5,453,100      3,060,925
     Research and development                    454,367        255,758       1,244,356        741,227
                                                            -----------    ------------    -----------
Total costs and expenses                       5,645,040      2,919,420      15,214,892      9,022,329
                                             -----------    -----------    ------------    -----------
Income from operations                           713,926         47,053       1,665,849        456,702
                                             -----------    -----------    ------------    -----------
Other income (expense):
     Interest expense, net                       (78,067)        (6,280)       (209,046)       (24,558)
     Other, net                                   (7,235)       (17,013)        (10,531)       (41,098)
                                             -----------    -----------    ------------    -----------
Net income before income taxes                   628,624         23,760       1,446,272        391,046
 Income tax provision                            251,450          9,265         571,803        152,506
                                             -----------    -----------    ------------    -----------
Net income                                   $   377,174    $    14,495    $    874,469    $   238,540
                                             ===========    ===========    ============    ===========

Net income per share-basic                   $      0.08    $      0.01    $       0.18    $      0.06
                                             ===========    ===========    ============    ===========
Weighted average number of shares -basic       4,882,333      4,288,200       4,882,333      4,288,200
                                             ===========    ===========    ============    ===========
Net income per share-diluted                 $      0.07    $      0.01    $       0.17    $      0.05
                                             ===========    ===========    ============    ===========
Weighted average number of shares -diluted     5,088,339      4,595,628       5,088,339      4,595,628
                                             ===========    ===========    ============    ===========


                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                          Three Months Ended      Nine Months Ended
                                                               July 31,                 July 31,
                                                            2003     2002         2003         2002
                                                            ----     ----         ----         ----
Net Income                                               $377,174   $14,495   $   874,469    $238,540
Other comprehensive income
     foreign currency exchange                             47,327         0       273,581           0
Reclassification adjustment for cash flow hedge losses
         included in net income, net of tax                 6,575         0        17,905           0
Change in fair value of cash flow hedge, net of tax         7,044     3,503       (50,522)     14,275
                                                         --------   -------   -----------    --------
Comprehensive Income                                     $438,120   $17,998   $ 1,115,433    $252,815

                       See notes to financial statements.

                              Mikron Infrared, Inc.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                    July 31,
                                                                           ------------------------
                                                                                2003         2002
                                                                                ----         ----
Cash flows from operating activities:
     Net income                                                            $   874,469    $ 238,540
     Adjustments to reconcile net income to
               net cash used in operating activities:
         Depreciation                                                          131,997      107,360
         Amortization                                                           11,997       50,541
         Deferred income taxes                                                 (67,513)       2,357
         Minority interest                                                       5,673            0
         Non-cash consulting expense                                                 0       12,500
         Stock compensation expense                                              5,544        8,240
     Changes in assets and liabilities:
         (Increase) decrease in trade accounts receivable                     (847,039)     517,044
         Decrease in inventories                                               351,644      156,935
         (Increase) in prepaid and other current assets                        (85,286)     (82,606)
         Decrease in other asset                                               172,690            0
         Increase (decrease) in accounts payable and accrued liabilities      (532,517)    (807,117)
                                                                           -----------    ---------

Net cash provided by operating activities                                    1,086,693      203,705
                                                                           -----------

Cash flow from investing activities:
     Acquisition of business, net of cash acquired                          (3,782,701)           0
       Purchase of property and equipment                                      (68,791)      (3,127)
                                                                           -----------    ---------

Net cash used in investing activities                                       (3,851,492)      (3,127)
                                                                           -----------    ---------
Cash flows from financing activities:
     Repayment of line of credit, net                                         (109,630)           0
     Proceeds from long term debt                                            3,755,419            0
     Principal payment on long-term debt                                      (261,488)    (332,664)
     Proceeds from stock options                                               190,000            0
     Deferred financing costs                                                  (91,070)           0
                                                                           -----------    ---------

Net cash provided by  (used in) financing activities                         3,483,231     (332,664)
                                                                           -----------    ---------

Currency effects on cash                                                        10,021            0
                                                                           -----------    ---------

Net increase (decrease) in cash and cash equivalents                           728,453     (132,086)

Cash and cash equivalents, beginning of period                                 364,559      370,487
                                                                           -----------    ---------

Cash and cash equivalents, end of period                                   $ 1,093,012    $ 238,401
                                                                           ===========    =========

Supplemental disclosure of cash flow information:

Cash paid for interest                                                     $   136,964    $  20,591
Cash paid for income taxes                                                 $   381,029    $ 774,500

                       See notes to financial statements.

Acquisition

     Fair value of assets acquired       $ 4,772,249
     Goodwill                              5,012,458
     Cash paid                            (3,782,701)
     Common stock issued                  (1,956,000)
                                         -----------
     Liabilities assumed                 $ 4,046,006
                                         ===========

                       See notes to financial statements.

                              Mikron Infrared, Inc.
                   Notes to Consolidated Financial Statements

                                  July 31, 2003
                                   (Unaudited)

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

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of July 31, 2003 and the results of operations and cash flows for the three and nine month periods ended July 31, 2003 and 2002. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

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

If SFAS 142 had been adopted November 1, 2001, our net income for the three and nine months, ended July 31, 2002 would have been increased because of lower amounts of amortization as follows:

                                   Three months ended          Nine months ended
                                      July 31, 2002              July 31, 2002
                                   ------------------          -----------------
Net income as reported                   $14,495                    $238,540
Add amortization, net of tax               7,285                      22,423
                                         -------                   ---------
Adjusted net income                      $21,680                    $260,963
                                         =======                    ========

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The impact of the adoption of SFAS 146 did not have a material impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-

Transition and Disclosure-an amendment of FASB Statement NO. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The impact of the adoption of SFAS 148 did not have a material impact on our financial position and results of operations.

In July 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity." SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur, be classified as liabilities, not as part of shareholders equity. Written put options and forward purchase contracts on an entity's own shares and contracts that require issuance of a variable number of shares with a value equal to some specified amounts are also to be classified as liabilities. SFAS 150 is effective for instruments issued or modified after May 15, 2003. SFAS 148 does not currently apply to us.

In November 2002, FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN 45 interprets the guidance in SFAS 5, "Accounting for Contingencies." Specifically, FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 2002. FIN 45 does not currently apply to us.

 In January 2003, The FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entites" (FIN 46). FIN 46 provides new guidance for the consolidation of variable interest entities for which the voting interest model is difficult to apply. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The new guidance, however, applies to a larger population of entities. FIN 46 does not currently apply to us.

Beginning November 1, 2002, the Company no longer amortizes goodwill. Amortization of deferred financing costs will continue until December 2005 at approximately $21,000 per year.

4.    Stock Options

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

If compensation expense for our stock options was recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                      Three Months Ended          Nine Months Ended
                                            July 31,                   July 31,
                                   ------------------------   -------------------------
                                       2003         2002          2003          2002
                                       ----         ----          ----          ----
Net income, as reported            $   377,174   $   14,495   $   874,469   $   238,540
Less fair value of stock options        10,526       10,526        21,052        21,512
                                   -----------   ----------   -----------   -----------
Pro forma                          $   366,648   $    3,969   $   852,417   $   217,028
                                   ===========   ==========   ===========   ===========

Net income per common share
   As reported, basic                    $0.08        $0.01         $0.18         $0.06
   As reported, diluted                   0.07         0.01          0.17          0.05
   Pro forma, basic                       0.07         0.00          0.17          0.05
   Pro forma, diluted                     0.07         0.00          0.17          0.05

5.    Derivative Instruments and Hedging Activities

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

At July 31, 2003, we had an interest rate swap with a notional amount of $2,100,000 under which we paid a fixed rate of interest, 4.81 percent, and received a floating rate of interest, 1.50 percent plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at July 31, 2003, was a liability due to the counter party of $54,363. We have not entered into any derivative contracts other than this interest rate swap.

6.    Inventory

The components of inventories at July 31, 2003 are as follows:

    Materials and parts            $2,506,203
    Work-in Process                   669,761
    Finished Goods                  2,126,760
                                   ----------
                                   $5,302,724
                                   ==========

7.    Intangible Assets

The components of intangible assets at July 31, 2003 are as follows:

Deferred financing costs            $    91,070
Goodwill                              5,752,339
                                    -----------
                                      5,843,409
Accumulated amortization                136,244
                                    -----------
                                    $ 5,707,165

Beginning November 1, 2002, the Company no longer amortizes goodwill. Amortization of deferred financing costs was $9,756 and $11,996 for the three and nine months ended July 31, 2003, respectively, and will continue until December 2005 at approximately $21,000 per year. Amortization for the three and nine months ended July 31, 2002 was $25,330 and $50,500, respectively and was primarily related to goodwill

8.    Long Term Debt

Long term debt consists of the following:

      Principal amount of capital appreciation notes providing for a term of five years and a semi-annually compounded yield of 9% (the "Capital
      Appreciation Notes"). The Capital Appreciation Notes are due to two of the
      company's officers and are subordinate to the revolving credit facility
      and bank loan discussed below.                                                    $ 531,458

      A revolving credit facility (the "Facility") with a bank, collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at
      January 31, 2003 was 3.25%. The Facility has a maturity date of December
      20, 2005.                                                                         2,100,000

      Principal amount of a loan from a bank collateralized by pledges of all of the share capital of IMPAC, Infrapoint, infra sensor and Systems and the unconditional guarantee of the Company (the "Bank Loan"). The rate is
      EURIBOR plus 2.5% and the maturity date is September 30, 2006. The rate at
      July 31, 2003 was 5.12%.                                                            808,113

      Portion of purchase price payable to one of the selling shareholders deferred for a period of five years at a semi-annually compounded yield of
      9%. This indebtedness is unsecured and subordinate to the Facility and
      Bank Loan.                                                                          719,110

      Additional indebtedness owed to one selling shareholder with various interest rates between 5% and 9% and various maturity dates between
      December 31, 2005 and November 25, 2007                                             126,902

      Lines of credit of held by various operating companies with interest rates
      between 5% to 12.25%                                                                247,197
                                                                                       ----------
                                                                                       $4,532,780
Less current portion                                                                      248,650
                                                                                       ----------
                                                                                       $4,284,130
                                                                                       ==========

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of July 31, 2003, we were in compliance with all covenants.

9.    Pension Plan

IMPAC Electronic GmbH has a pension plan for its employees hired prior to January 1989. The Plan has been funded by an insurance contract, but payments are the responsibility of IMPAC Electronic GmbH. As a result, the insurance contract and accrued benefit obligation have been reflected as an asset and liability, respectively, in the accompanying balance sheet.

The net periodic pension cost for this plan for the nine months ended July 31, 2003 includes the following components:

         Service cost                                          $  7,300
         Interest cost                                           61,900
         Amortization of transition obligation                    2,100
         Net periodic pension cost                              $71,300

The benefit obligation recorded in the Company's consolidated balance sheet at July 31, 2003 are as follows:

         Benefit obligation December 1, 2002                 $1,384,159
         Service cost                                             6,815
         Interest cost                                           60,850
         Actuarial (gain)/loss                                  108,480
         Pension payments                                       (41,500)
                                                             ----------

         Projected benefit obligation July 31, 2003          $1,518,804

10.   Acquisition of IMPAC Companies

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

Mikron Europe paid for the IMPAC Companies, as follows:

      o     approximately $3,783,000 was paid in cash,

      o 600,000 unregistered shares of our common stock, with a fair market value of $1,956,000 was delivered to two of the selling shareholders; and

      o approximately $795,000 of the purchase price owed to two of the selling shareholders was deferred for a period of five years.

In addition, Mikron Europe assumed two loan obligations owed to one of the selling shareholders by IMPAC and Infrapoint in the aggregate principal amount of approximately $950,000.

The IMPAC Companies, which are headquartered in Frankfurt am Main, Germany, and which have satellite operations in Dresden, Ilmenau, Magdeburg and Erstein (France), are ISO 9001 certified manufacturers and sellers of pyrometer calibration sources and non-contact single point temperature measurement devices. IMPAC has been in business for the past 35 years, and has more than 34,000 customer installations worldwide. The IMPAC Companies manufacture and sell various models of portable and fixed pyrometers that have been engineered for non-contact measurement of temperatures ranging from -32 degrees Celsius to 3,500 degrees Celsius in more than 1,500 industrial applications. The IMPAC Companies sell their products under the impac(R), Infratherm(R) and Tastotherm(R) registered brand names through a direct sales force in Germany, through sales offices maintained by IMPAC France in France and by Infrared in Great Britain, and throughout the rest of the world via a network of sales representatives, and have a substantial share of the European infrared point measurement market and is known for its innovative products.

There is little overlap in Mikron's and IMPAC's products and IMPAC adds significant strength to us through its excellent distribution system. This will enable both companies enjoy the benefits of cross selling in the U.S. and Europe.

We intend to expand IMPAC's line of single point non-contact temperature measurement devices with complementary products that we manufacture, including black body calibration sources and thermal imaging cameras, and expand our line of non-contact single point temperature measurement devices with complementary products manufactured by the IMPAC Companies.

The following table represents the unaudited pro forma results of operations as though the acquisition of the IMPAC Companies occurred on November 1, 2001.

                                       Nine Months Ended     Nine Months Ended
                                            July 31,              July 31,
                                              2003                  2002
                                       -----------------     -----------------
Net Revenue                               $17,534,619           $15,208,163
Operating Profit                            1,698,949               815,006
Income Before Income
 Taxes                                      1,471,837               572,635
Net Income                                    889,808               347,493
Earnings Per Share
     Basic                                      $0.18                 $0.06
     Diluted                                    $0.17                 $0.05


The allocation of the purchase price is as follows:

         Cash                             $   506,984
         Accounts receivable                1,396,604
         Inventory                          1,935,757
         Deferred taxes                        11,358
         Equipment                            156,370
         Other assets                       1,272,160
         Goodwill                           5,012,458
                                          -----------
                  Total assets            $10,491,691
                                          -----------

         Accounts payable and
           Accrued liabilities              1,467,658
         Pension liability                  1,284,159
         Long-term debt                     1,294,189
                                           ----------
         Net investment                    $6,245,685
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

Results of Operations

Net sales for the quarter ended July 31, 2003 were $6,358,966, a 114% increase over our net revenues of $2,966,473 for the quarter ended July 31, 2002. For the nine months ended July 31, 2003, our net revenues were $16,880,741, a 78% increase over our net revenues of $9,479,031 for the comparable nine months of fiscal 2002. These increases can be primarily attributed to the IMPAC Operations which accounted for sales of approximately $2,362,000 and approximately $5,565,000, respectively, for three and nine month periods ended July 31, 2003. In addition to increase in our sales attributable to the IMPAC Operations, we also sustained an increase in revenues from Domestic Operations of 35% for the three months ended July 31, 2003 and 19% for the first nine months of fiscal 2003.

Black body calibration sources showed a strong rebound in the three months ended July 31, 2003, when compared to the comparable quarter in 2002 after showing an unfavorable comparison for the first six months in 2003 when compared to the first six months in 2002. Thermal imaging continues to be the growth engine of our Domestic Operations. However, we also experienced improved sales of our single point temperature measurement instruments during the three and nine month periods ended July 31, 2003 when compared to the same periods in 2002.

There was no royalty income for the three months ended July 31, 2003 compared to approximately $25,000 for the same quarter last year. The royalty income during the first nine months of fiscal 2003 was approximately $16,000 compared to approximately $97,000 for the first nine months of 2002. The licensing agreements which generated the royalty income have expired.

Our cost of sales as a percentage of net sales for the three and nine month periods ended July 31, 2003 were 50% and 51%, respectively, as compared to 57% and 56% for the same periods of fiscal 2002. The decreases in cost of sales as a percentage of sales for the three and nine month periods were due primarily to product mix and a fuller absorption of manufacturing overhead.

Selling, general and administrative expenses ("SG&A expenses") for the three and nine month periods ended July 31, 2003 were approximately $2,010,000 and $5,453,000, as compared to $986,000 and $3,061,000 for the comparable periods of fiscal 2002. The increases in expenses were due primarily to the added SG&A expenses of the IMPAC Operations, and to a lesser extent, to Domestic Operations SG&A expenses consisting primarily of: sales commissions of $27,000 due to the increase in sales, advertising/promotion expenses of $92,000, professional fees of $52,000, and bad debt expense of $35,000.

Research and Development expenses for the quarter and nine months ended July 31, 2003 were approximately $454,000, and $1,244,000 respectively. These amounts compare with approximately $256,000 and $741,000 for the same periods last year. The increases are due almost exclusively to the Research and Development expenses of our IMPAC Operations. The Research and Development expenses for our Domestic Operations were essentially the same as last year.

Our income from operations for the three and nine months ended July 31, 2003 was approximately $714,000 and $1,666,000, respectively, compared to $47,000 and $457,000 for the comparable periods in fiscal 2002. These increases were due primarily to the resurgence of Domestic Operations sales and, to a lesser degree, to the operating profit generate by the IMPAC Companies.

Interest expense was approximately $78,000 and $209,000 for the three and nine month periods ending July 31, 2003, respectively, compared to $6,000 and $25,000 for the comparable periods in fiscal 2002. These increases were due to the debt we incurred to finance the acquisition of the IMPAC Companies.

Other net expenses were approximately $7,000 and $11,000 for the three and nine month periods ended July 31, 2003, respectively, compared to other expenses of approximately $17,000 and $41,000 for the same periods in fiscal 2002. The decrease in other expenses for the three months ended July, 2003 was due primarily to the shifting of our annual meeting of shareholders from the third quarter of fiscal 2002 to the second quarter of fiscal 2003. The decrease in other expense for the nine month period ended July 31, 2003 compared to the comparable period of fiscal 2002 was due to $34,000 of miscellaneous income from the IMPAC Companies.

Our net income before the income tax provision for the three and nine month periods ended July 31, 2003 was approximately $629,000 and $1,446,000, respectively, compared to approximately $24,000 and $391,000 for the comparable periods in fiscal 2002.

Our income tax provision for the three and nine month periods ended July 31, 2003 was approximately $251,000 and $572,000, respectively, compared to approximately $9,000 and $153,000 for the comparable periods in fiscal 2002. Our effective tax rate for the first nine months of fiscal 2003 and 2002 was 40% and 39%, respectively.

Our net income for the three and nine month periods ended July 31, 2003 was approximately $377,000 and $874,000 respectively, compared to approximately $14,000 and $874,000 for the comparable periods in fiscal 2002.

Liquidity and Capital Resources

At July 31, 2003, we held $1,093,012 in cash and we had $4,117,195 in accounts receivable. Our cash on hand at the end of the first nine months of fiscal 2003 increased by $728,453 over the amount of cash we held at the end of fiscal 2002. The primary sources of that increase were our net income, as well as an increase in accounts payable and decrease of inventory offset by an increase in accounts receivable due to an increase in sales.

Our working capital as of July 31, 2003 was $7,491,076 as compared to $4,819,039 at year end October 31, 2002. This increase primarily resulted from our acquisition of the IMPAC Companies and the financing used to effect the acquisition.

As of July 31, 2003, we had an additional $709,000 available under our credit facility. In addition we had approximately $300,000 available under our lines of credit in Europe. We believe our internally generated funds are adequate to fund current operating requirements.

As collateral security for our indebtedness under our line of credit and our obligation under the term loan entered into by our European holding company in connection with the IMPAC acquisition, we have granted security interests, which cover virtually all of our assets. Our credit facility contains various financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of July 31, 2003, we were in compliance with all covenants of our credit facility.

Subsequent Events

In September 2003 we pre-paid approximately (euro)388,000 (including approximately (euro)48,000 of accrued interest) of the (euro)680,000 of deferred purchase price that we owe to one of IMPAC's selling shareholders.

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

PART II - OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

      a.    Exhibits

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 15, 2003

                              MIKRON INFRARED, INC.


                              By:      /s/ Gerald D. Posner
                                 -----------------------------------------------
                                    Gerald D. Posner, Chief Executive Officer


                              By:   /s/ Paul A. Kohmescher
                                 -----------------------------------------------
                                    Paul A. Kohmescher, Chief Financial Officer