Form 10QSB/A
period 2003-07-31
MIKRON INFRARED INC
filed 2003-09-16
CIK 787809

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

         |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 Amendment No. 1
                         For Quarter Ended July 31, 2003

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

We have prepared and filed this Amendment No. 1 to our Form 10-QSB for the Quarter ended July 31, 2003 in order to delete a statement that appeared in Note 10 of the Notes to our unaudited financial statements at and for the period ended July 31, 2003 regarding our acquisition of the IMPAC Companies. That statement referred to the assumption by Mikron Europe of two loan obligations owed to one of the selling shareholders of the IMPAC Companies. Those loan obligations were satisfied prior to the closing of the IMPAC acquisition by the distribution of funds on hand by the IMPAC Companies to that selling shareholder. Accordingly, those obligations were not assumed by Mikron Europe.

The Notes to that Form 10-QSB, as amended to delete that incorrect statement about assumption of the two loans appear below in their entirety.

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

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

If SFAS 142 had been adopted November 1, 2001, our net income for the three and nine months, ended July 31, 2002 would have been increased because of lower amounts of amortization as follows:

                                       Three months ended      Nine months ended
                                          July 31, 2002          July 31, 2002
                                       ------------------      -----------------
Net income as reported                       $14,495                $238,540
Add amortization, net of tax                   7,285                  22,423
                                             -------                --------
Adjusted net income                          $21,680                $260,963
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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement NO. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The impact of the adoption of SFAS 148 did not have a material impact on our financial position and results of operations.

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

If compensation expense for our stock options was recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                    Three Months Ended       Nine Months Ended
                                          July 31,               July 31,
                                    -------------------    --------------------
                                      2003       2002        2003        2002
                                    --------    -------    --------    --------
Net income, as reported             $377,174    $14,495    $874,469    $238,540
Less fair value of stock options      10,526     10,526      21,052      21,512
                                    --------    -------    --------    --------
Pro forma                           $366,648    $ 3,969    $852,417    $217,028
                                    ========    =======    ========    ========

Net income per common share
   As reported, basic               $   0.08    $  0.01    $   0.18    $   0.06
   As reported, diluted                 0.07       0.01        0.17        0.05
   Pro forma, basic                     0.07       0.00        0.17        0.05
   Pro forma, diluted                   0.07       0.00        0.17        0.05

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

6. Inventory

The components of inventories at July 31, 2003 are as follows:

    Materials and parts                                           $2,506,203
    Work-in Process                                                  669,761
    Finished Goods                                                 2,126,760
                                                                  ----------
                                                                  $5,302,724
                                                                  ==========

7. Intangible Assets

The components of intangible assets at July 31, 2003 are as follows:

Deferred financing costs                                              $   91,070
Goodwill                                                               5,752,339
                                                                      ----------
                                                                       5,843,409
Accumulated amortization                                                 136,244
                                                                      ----------
                                                                      $5,707,165

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

Long term debt consists of the following:

     Principal amount of capital appreciation notes providing for a term of five years and a semi-annually compounded yield of 9% (the "Capital
     Appreciation Notes"). The Capital Appreciation Notes are due to two of
     the company's officers and are subordinate to the revolving credit
     facility and bank loan discussed below                                     $  531,458

     A revolving credit facility (the "Facility") with a bank,
     collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron
     Europe. The facility bears interest at LIBOR plus 150 basis points or
     Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at January 31, 2003 was 3.25%. The Facility
     has a maturity date of December 20, 2005                                    2,100,000

     Principal amount of a loan from a bank collateralized by pledges of all of the share capital of IMPAC, Infrapoint, infra sensor and Systems and the unconditional guarantee of the Company (the "Bank Loan"). The rate is EURIBOR plus 2.5% and the maturity date is September
     30, 2006.  The rate at July 31, 2003 was 5.12%                                808,113

     Portion of purchase price payable to one of the selling shareholders deferred for a period of five years at a semi-annually compounded yield of 9%. This indebtedness is unsecured and subordinate to the Facility
     and Bank Loan                                                                 719,110

     Additional indebtedness owed to one selling shareholder with various interest rates between 5% and 9% and various maturity dates between
     December 31, 2005 and November 25, 2007                                       126,902

     Lines of credit of held by various operating companies with interest
     rates between 5% to 12.25%                                                    247,197
                                                                                ----------
                                                                                $4,532,780
Less current portion                                                               248,650
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

The net periodic pension cost for this plan for the nine months ended July 31, 2003 includes the following components:

      Service cost                                            $     7,300
      Interest cost                                                61,900
      Amortization of transition obligation                         2,100
      Net periodic pension cost                               $    71,300

The benefit obligation recorded in the Company's consolidated balance sheet at July 31, 2003 are as follows:

      Benefit obligation December 1, 2002                     $ 1,384,159
      Service cost                                                  6,815
      Interest cost                                                60,850
      Actuarial (gain)/loss                                       108,480
      Pension payments                                            (41,500)
                                                              -----------

      Projected benefit obligation July 31, 2003              $ 1,518,804

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

                                            Nine Months            Nine Months
                                           Ended July 31,         Ended July 31,
                                                2003                   2002
                                           --------------         --------------
Net Revenue                                 $17,534,619            $15,208,163
Operating Profit                              1,698,949                815,006
Income Before Income
  Taxes                                       1,471,837                572,635
Net Income                                      889,808                347,493
Earnings Per Share
    Basic                                   $      0.18            $      0.06
    Diluted                                 $      0.17            $      0.05

The allocation of the purchase price is as follows:

      Cash                                                     $   506,984
      Accounts receivable                                        1,396,604
      Inventory                                                  1,935,757
      Deferred taxes                                                11,358
      Equipment                                                    156,370
      Other assets                                               1,272,160
      Goodwill                                                   5,012,458
                                                               -----------
               Total assets                                    $10,491,691
                                                               -----------

      Accounts payable and
        Accrued liabilities                                      1,467,658
      Pension liability                                          1,284,159
      Long-term debt                                             1,294,189
                                                               -----------
      Net investment                                           $ 6,245,685
                                                               ===========

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

      a.    Exhibits

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-QSB for the Quarter ended July 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

September 15, 2003

                                        MIKRON INFRARED, INC.


                                        By:  /s/ Gerald D. Posner
                                           -------------------------------------
                                           Gerald D. Posner, Chief Executive
                                           Officer


                                        By:  /s/ Paul A. Kohmescher
                                           -------------------------------------
                                           Paul A. Kohmescher, Chief Financial
                                           Officer