Form 10QSB/A
period 2003-07-31
MIKRON INFRARED INC
filed 2003-12-19
CIK 787809

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 Amendment No. 2
                         For Quarter Ended July 31, 2003

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

We have prepared and filed this Amendment No. 2 to our Form 10-QSB for the Quarter ended July 31, 2003 in order to modify Note 10 of the Notes to our unaudited financial statements at and for the period ended July 31, 2003 regarding our acquisition of the IMPAC Companies and to add a new Note 11 providing Segment Information.

The Notes to that Form 10-QSB, as amended in the manner described above appear below in their entirety.

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

If compensation expense for our stock options was recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                                                     Three Months Ended           Nine Months Ended
                                                                           July 31,                    July 31,
                                                                    ----------------------      ---------------------
                                                                      2003          2002          2003         2002
                                                                      ----          ----          ----         ----
Net income, as reported                                             $377,174       $14,495      $874,469     $238,540
Less fair value of stock options                                      10,526        10,526        21,052       21,512
                                                                    --------        ------      --------     --------
Pro forma                                                           $366,648        $3,969      $852,417     $217,028
                                                                    ========        ======      ========     ========

Net income per common share
   As reported, basic                                                  $0.08         $0.01         $0.18        $0.06
   As reported, diluted                                                 0.07          0.01          0.17         0.05
   Pro forma, basic                                                     0.07          0.00          0.17         0.05
   Pro forma, diluted                                                   0.07          0.00          0.17         0.05

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

6. Inventory

The components of inventories at July 31, 2003 are as follows:

    Materials and parts                              $2,506,203
    Work-in Process                                     669,761
    Finished Goods                                    2,126,760
                                                     ----------
                                                     $5,302,724
                                                     ==========

7. Intangible Assets

The components of intangible assets at July 31, 2003 are as follows:

Deferred financing costs                          $      91,070
Goodwill                                              5,752,339
                                                  -------------
                                                      5,843,409
Accumulated amortization                                136,244
                                                  -------------
                                                  $   5,707,165

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

We have employed preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed of IMPAC. While our management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the July 31, 2003 consolidated balance sheet after a more extensive review of the intangible assets and liabilities is completed.

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
                                           ==========

11. Segment information

Management reviews its domestic and European operations to evaluate performance and resources. Management has aggregated its operations into one industry segment. Geographic information is as follows:

                                      Nine Months Ended    Nine Months Ended
                                          July 31,              July 31,
         Revenues                            2003                 2002
         --------                     -----------------    -----------------
         Domestic                        $11,411,557           $9,479,031
         European                          5,469,184                    -
                                         -----------           ----------
                                         $16,880,741           $9,479,031
                                         ===========           ==========

                                         At July 31,
         Long-lived Assets                   2003
         -----------------               -----------
         Domestic                        $6,322,057
         European                         8,577,805
         Elimination                     (7,279,991)
                                         ----------
                                         $7,619,871
                                         ==========

PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

      a.    Exhibits

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its report on Form 10-QSB for the Quarter ended July 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

December 19, 2003

                                  MIKRON INFRARED, INC.

                                  By: /s/ Gerald D. Posner
                                     -------------------------------------------
                                     Gerald D. Posner, Chief Executive Officer


                                  By: /s/ Paul A. Kohmescher
                                     -------------------------------------------
                                     Paul A. Kohmescher, Chief Financial Officer