Form 10KSB
period 2003-10-31
MIKRON INFRARED INC
filed 2004-01-29
CIK 787809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB

                          ANNUAL OR TRANSITIONAL REPORT

                                   (Mark One)

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for the most recent fiscal year were $23,075,094.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 28, 2004, based upon the average high and low prices of such stock on that date was $25,938,649. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

The number of shares of the registrant's common stock outstanding as of January 28, 2004 was 5,259,628.

Transitional Small Business Disclosure Format Yes |_| No |X|

                                     PART I

ITEM 1. BUSINESS

GENERAL

      We have been an innovative leader in the field of infrared non-contact temperature measurement since 1969. Today, we provide industrial customers and R&D laboratories with accurate instrumentation ranging from convenient single point portable infrared thermometers to complete thermal imaging systems and blackbody radiation calibration sources.

      The basic theoretical principle behind infrared thermometry is that all physical objects emit infrared radiation. The amount of radiation emitted is a function of the surface temperature of each object. Our infrared thermometers and thermal imaging systems detect and measure that radiation, convert it into an electric signal and translate that signal into a temperature reading or thermal image of the target surface of the object, all without contact with the object. The basic components of our infrared thermometers and thermal imaging systems consist of

      o lenses, mirrors or a fiber optic assembly for focusing on the object and collecting incoming infrared radiation in the form of photons,

      o a detector which converts the infrared radiation emitted from the surface of the focused object into an electrical signal,

            o in the case of our single point infrared thermometers, the detector is a single element sensitive to incoming photons,

            o in the case of our two-color infrared thermometers, two detectors are employed which measure and ratio the intensities of two adjacent wave lengths, and

            o in our thermal imaging systems, the detector is a matrix - called a focal plane array - of rows and columns of elements sensitive to the incoming photons,

      o electrical circuitry, a microprocessor with firmware, an LED or LCD display,

      o     protective housings for these components, and

      o     communication software for data recording and manipulation.

      We have most recently concentrated our efforts to become an industry innovative leader in near, mid and far infrared thermal imaging technology by supplying high speed, high accuracy and high-resolution non-contact temperature measurement systems for process control, predictive maintenance, nondestructive testing, and laboratory research. We have extensive application expertise in many industries, which drives our ongoing development of new products and solutions to help our customers maintain a competitive advantage through process improvement.

      We design and manufacture the most complete line of blackbody sources for the calibration of infrared thermometers, thermal imaging systems, radiometers and spectrometers. The source temperature capabilities of our blackbody sources range between minus 20(degree) C - 3,000(degree) C (minus 4(degree) F - 5,430(degree) F). This line of products has garnered for us a worldwide reputation of excellence for its accuracy and reliability and has made us a recognized leader in this field.

      We also design, assemble and/or market accessories and optional equipment for our infrared thermometers, such as our Infracouple(R) infrared temperature sensors, lenses, fiber optic assemblies, calibration equipment, mounts, protective jackets and cases, batteries, chargers and camera adapters.

      We service our products during and after the expiration of the applicable warranty period, which is from one to two years, depending on the model. These services also include re-calibration of infrared thermometers, blackbody sources and thermal imagers. In order to provide the highest degree of accuracy in the performance of our calibration services, we calibrate our own testing equipment and blackbody sources with Mikron single point temperature measurement devices that have been tested and calibrated by the U.S. National Institute of Standards and Technology or NIST.

      In August 1999, we purchased hardware and software assets that Texas Infrared, Inc. employed in connection with its manufacture and sale of industrial fixed position uncooled focal plane array thermal imaging cameras. We have incorporated the software technology we acquired from Texas Infrared into our line of thermal imaging cameras.

      In May 2000, we acquired all of the issued and outstanding shares of the common stock of E2T, a privately held California corporation. In 1974, E2T began developing and manufacturing non-contact infrared temperature measurement devices for use in many different industries and applications, such as chemical, petrochemical and petroleum refineries, hazardous waste incinerators, furnaces, rotating kilns, high temperature reactors, glass plants, pulp mills and steel mills. In fiscal year 2002, we merged E2T into our company. Our E2T line of industrial infrared temperature sensors and controllers are capable of measuring temperatures ranging from ambient to 5,000(degree) F with response times as fast as 1 millisecond.

      In April 2001, we acquired via a license granted to us by Quantum Logic Corporation, the right to manufacture and market three infrared thermometers and a data recording device. We offer two of those thermometers - both of which are portable single point temperature measurement units - as part of our product line. The agreement that we entered into with Quantum Logic obligated us to purchase their existing inventory of parts for the four licensed products, and to pay a royalty on all sales. That agreement also provided that Quantum

      o     would not license the four products to anyone else;

      o would cease manufacturing and selling the four products at a mutually agreed upon time; and

      o could revoke the license if we failed to sell at least $300,000 of licensed products per year.

      The annual dollar volume of our sales of those products has never exceeded that threshold. Although Quantum could revoke the agreement, it has thus far chosen not to do so. It is our belief that Quantum will continue to refrain from revoking the agreement. In the event that Quantum did decide to revoke the license, neither our business nor our financial condition would be adversely affected in a material manner. Also, in such event, Quantum would be required to purchase our parts inventory for the Quantum products.

      In November 2002 through a German subsidiary ("Mikron Europe"), we purchased:

                  o IMPAC Electronic GmbH ("IMPAC"),

                  o Infra sensor Spezialpyrometer GmbH ("Infra sensor"),

                  o INFRAPOINT Messtechnik GmbH ("Infrapoint"),

                  o IMPAC FRANCE Sarl ("IMPAC France") and

                  o IMPAC Infrared LTD ("Infrared"),

                  o And 90% of the outstanding share capital of IMPAC Systems
            GmbH ("Systems" which, together with IMPAC, Infra sensor, Infrapoint, IMPAC France, and Infrared are hereinafter collectively referred to as the "IMPAC Companies").

      The IMPAC companies, which are headquartered in Frankfurt am Main, Germany, and which have satellite operations in Dresden, Ilmenau, Magdeburg and Erstein (France), are ISO 9001 certified manufacturers and sellers of infrared thermometer calibration sources and non-contact single point temperature measurement devices. IMPAC has been in business for the past 35 years, and has more than 34,000 customer installations worldwide. The IMPAC companies manufacture and sell various models of portable and fixed infrared thermometers that have been engineered for non-contact measurement of temperatures ranging from minus 32(degree) C to 3,500(degree) C in more than 1,500 industrial applications, portable contact temperature measurement devices covering the range between minus 200(degree) C and 1,300(degree) C and blackbody calibration sources. The IMPAC companies sell their products under the impac(R), Infratherm(R) and Tastotherm(R) registered brand names through a direct sales force in Germany, through sales offices maintained by IMPAC France in France and by Infrared in Great Britain, and throughout the rest of the world via a network of sales representatives.

      As used throughout this Report, the terms, "the Company," "we," "us" and "our" mean, as the context may require, Mikron Infrared, Inc. considered by itself, or taken together with one or more of its subsidiaries.

Engineering

      Implementing a systems approach for thermal process applications requires full knowledge of a customer's applications. We have a full staff of engineering and software specialists available for the design and development of comprehensive turn-key systems for difficult applications. Experience in many different thermal applications underlies our ability to quickly design and deliver specialized software and custom instrument configurations. We supply a fully configured system to meet customer requirements, including the following:

      o Infrared thermometers or thermal imaging cameras and associated protective equipment,

      o data processing software, from existing modules in our extensive library or through custom software development,

      o     integration with other devices in the process or other systems

      o     communications links

      o     startup and training

Our Product Line

      The following table identifies the various components of our lines of infrared thermometers, thermal imaging systems, contact temperature measurement devices and black body calibration sources. It also describes the material characteristics or features of each of those products, and typical industrial applications for which each of those products is suited.

                                        Portable Infrared Thermometers

                                           Features                           Industry Applications
                                           --------                           ---------------------
M90 Portable Infrared          Hand-held infrared thermometer             General purpose instruments
Thermometer Series             featuring through the lens                 providing precisely focused
                               sighting, a minimum measurable             readings in industrial, research
                               target diameter of 1.0 mm,                 and preventive maintenance
                               temperature displays in the                applications used in the metal,
                               eyepiece and the rear window for           ceramics, plastic, textile,
                               measurement of temperatures ranging        semiconductor, cement, food,
                               from minus 40(degree) and                  petrochemical and paper industries
                               3000(degree) C

IRoMan(R) M120 and M125        Hand-held instrument for pinpoint          For preventive maintenance and
Infrared Thermometers with     focused quick measurement from a           periodic process monitoring of
Precision Laser Sighting       distance of temperatures ranging           temperatures in HVAC and
                               from minus 32(degree) to                   refrigeration units, air
                               900(degree) C                              conditioner vents, roofing,

                                                                          motor bearings and casings, circuit
                                                                          boards, electric transformers and
                                                                          lighting systems

IMPAC Infratherm(R) IN14       Hand-held instrument for                   For temperature measurements of
series portable pyrometers     non-contact measurement of                 plastics, rubber, paper, textile,
                               temperatures ranging from minus            liquids, paints, wood, asphalt,
                               32(degree) to 600(degree) C of             ceramics, glass and food
                               non-metallic material

IMPAC Infratherm(R) IN15       Hand-held instrument for                   For measurement of electronics,
series portable pyrometers     non-contact measurement of                 electric cabinets, furnaces and
                               temperatures ranging from minus            predictive maintenance applications
                               32(degree) to 1,800(degree) C of           involving plastics, rubber, paper,
                               non-metallic surfaces                      textile, liquids, paint, wood,
                                                                          asphalt, ceramics, glass, food and
                                                                          beverages

IMPAC Infratherm(R) IS8 Plus   portable, rugged pyrometer with            For temperature measurements of
and IG8 Plus portable          through lens sighting and digital          metals (rolling, pressing,
pyrometers                     display for temperatures from              hardening, annealing, etc.), glass
                               300(degree) - 2500(degree)C                and ceramics

Quantum I Portable Laser IR    Hand-held instrument with optics,          For measurement of true target
Thermometer                    laser, microcomputer and circuitry         temperature of furnace walls by
                               for measurement of temperatures            separately measuring wall
                               ranging between 450(degree) and            temperature and target emissivity
                               3,000(degree) C (840(degree) and           and factoring them together via the
                               5,432(degree) F)                           instrument's on-board computer

                                         Fixed Infrared Thermometers

MI-N3000 self contained high   Designed for use in multiple               For measurement of hot spots in
performance temperature        locations to detect temperatures           food, plastics, textiles, glass and
sensor                         ranging from 0(degree) to                  ceramics
                               500(degree) C on material moving on
                               conveyor belts and webs

M50 Infracouple(R)             Incorporates glass optics for              For use by heating and drying
Temperature Sensors            multiple target narrow field               machine manufacturers and
                               measurement of temperatures ranging        businesses employing automated
                               from minus 20(degree) to                   manufacturing systems
                               300(degree) C in moving or contact-

                               sensitive processes.

MI-N500 Series Digital         For measurement of temperatures            For use in semiconductor, plastic
Infrared Pyrometers            ranging from -40(degree) -                 thermoforming, paper, steel,
                               1292(degree) C; features an                textile and low temperature glass
                               ultra-small sensing head that can          applications
                               operate in ambient temperatures up
                               to 85(degree) C (185(degree) F)
                               without cooling

MI-N5 and MI-N5+ Digital       For measurement of temperatures            For applications in the plastics,
Pyrometers                     ranging from minus 32(degree) to           rubber, paper, textiles, ceramics,
                               900(degree) C                              wood, fluids, asphalt and food
                                                                          industries (MI-N5) and for
                                                                          measuring temperatures on
                                                                          non-metallic and coated metal
                                                                          surfaces (MI-N5+)

MI-S5 and MI-GA5 digital       Provides laser aimed, through the          For applications in metals and
pyrometers                     lens sighted or integrated TV              ceramics industries.
                               camera focused measurement of
                               temperatures ranging from
                               600(degree) to 2,500(degree) C
                               (MI-S5) or 250(degree) to
                               2000(degree) C (MI-GA5)

M67/M68 Infraducer(R)          For measurement of temperatures            General purpose, multi-spectral
                               ranging from 350(degree) to                band, fixed thermometer for use in
                               3,000(degree) C; capable of                a broad range of applications
                               functioning in ambient temperatures
                               of up to 315(degree) C (600(degree)
                               F) without cooling and up to
                               540(degree) C (1000(degree) F) with
                               cooling

MI-50-LO-GL                    Permits temperature measurement of         Fiber optic digital infrared
                               molten glass ranging from                  thermometer designed for the glass
                               600(degree) to 1,800(degree) C             industry
                               (1,112(degree) to 3,272(degree) F)
                               without cooling in an ambient
                               temperature of 250(degree) C
                               (482(degree) F)

MI-S5-LO; MI-GA5-LO            High speed, highly accurate                High speed fiber optic infrared
                               instruments capable of                     thermometers with analog

                               measuring temperatures in the range        outputs and digital interfaces for
                               of 300(degree) to 2,500(degree) C          use in metals, glass, ceramics,
                               (572(degree) to 4,532(degree) F) in        hardening, annealing, sintering,
                               an ambient temperature of                  forging, brazing, welding and hot
                               250(degree) C (482(degree) F) at           rolling applications
                               response times (less than or equal to)
                               2 milliseconds

M77, M77S and M78 Two-         Dual detectors set at different            For use in applications involving
Color Infraducers(R)           wavelengths; through the lens              steel melting, induction heating,
                               sighting with variable focusing (2"        lime and cement kilns, ceramics and
                               to infinity); designed for use in          semiconductor manufacturing
                               harsh environments; capable of
                               measuring temperatures ranging from
                               350(degree) to 3,500(degree) C
                               (662(degree) to 6,500(degree) F) in
                               ambient temperatures as high as
                               315(degree) C (600(degree) F)
                               without cooling and 540(degree) C
                               (1,000(degree) F) with cooling

M770S and M780 Digital Self    Fully digital, microprocessor based        For applications in metals,
Contained Two Color            versions of our M77 - M78 Series           induction heating and ceramics.
Infraducers(R)                 Infraducers(R) capable of measuring
                               temperatures ranging from
                               300(degree) to 3,000(degree) C
                               (662(degree) to 5,432(degree) F) in
                               ambient temperatures as high as
                               315(degree) C (600(degree) F)
                               without cooling and 540(degree) C
                               (1,000(degree) F) with cooling

MI-SQ5 Fast, Compact,          Fully digital, microprocessor based        For use in welding, annealing,
Digital Two Color              sensor with dual detectors; capable        casting, induction heating, rotary
Temperature Sensor             of measuring temperatures ranging          kiln, sintering, brazing, melting
                               from 600(degree) to 3,000(degree) C        and forging applications
                               (1,112(degree) to 5,432(degree) F)
                               in ambient temperatures between
                               0(degree) and 70(degree) C
                               (32(degree) and 158(degree) F) at
                               response times ranging between <10
                               ms and 10 sec; available with
                               either through the lens sighting or
                               laser aiming capability

Series M160 High Accuracy,     Single detector for temperature            Designed for short term
High Resolution Infrared       ranges between 200(degree) and             investigation or permanent
Thermometers                   3,000(degree) C (392(degree) to            monitoring in either laboratory or
                               5,432(degree) F) and dual detectors        industrial plant environments
                               for temperature ranges between
                               700(degree) and 3,000(degree) C
                               (1,292(degree) to 5,432(degree) F)

M680 Infraducer(R)             Multi-channel fiber optic infrared         For use in semiconductor rapid
                               thermometer capable of functioning         thermal processing, plasma etching,
                               over an exceptionally broad                induction heat treating, metal heat
                               temperature range from 150(degree)         treatment and fabrication
                               to 4,000(degree) C (302(degree) to         processes, glass forehearths, glass
                               7,232(degree) F) at response times         melting and vacuum melting
                               as fast as 20 measurements/sec./channel    applications

IMPAC Infratherm(R) Series     Compact digital, two-wire sensors          For temperature measurement of
200 fixed pyrometers           for temperature measurement ranging        non-metallic surfaces, varnished,
                               from minus 32(degree) C to                 coated or anodized metals, glass
                               2,500(degree) C                            and quartz surfaces,

IMPAC Infratherm(R) Series     Compact two-wire sensors for               For temperature measurements of
300 fixed pyrometers           temperature measurement ranging            plastics, rubber, paper, textile,
                               from minus 20(degree) C to                 liquids, paints, wood, asphalt,
                               2,500(degree) C                            ceramics, food, metals, non-ferrous
                                                                          metals, glass moulds, ceramics,
                                                                          glass and quartz glass surfaces;
                                                                          and in heat treatment, tempering,
                                                                          soldering, hardening, sintering,
                                                                          shrinking, rolling, welding and
                                                                          forging applications

IMPAC Infratherm(R) Series     Digital infrared pyrometers with           For temperature measurement of
500 fixed pyrometers           miniature sensor heads for                 nonmetallic or coated metallic
                               non-contact temperature measurement        objects
                               between minus 40(degree) C and
                               700(degree) C

IMPAC Infratherm(R) Series 5   IMPAC's most extensive line of 26          For temperature measurements of
fixed pyrometers               models of general and application          plastics, rubber, paper, textile,
                               specific analog and digital, single        liquids, paints, wood, asphalt,
                               and two-color infrared pyrometers          ceramics, food, metals, non-ferrous
                               for temperature measurements               metals, glass moulds, ceramics,
                               ranging from minus 30(degree) C to         glass and quartz glass surfaces;
                               3,500(degree) C                            and in heat treatment, tempering,
                                                                          soldering, hardening, sintering,
                                                                          shrinking, rolling, welding,
                                                                          casting, annealing, sintering,
                                                                          rotary kiln and pouring stream
                                                                          forging applications

IMPAC Infratherm(R) Series     Very fast, digital infrared                For temperature measurements of
120 fixed pyrometers           pyrometers with variable optics            plastics, rubber, wood, paper,
                               for temperature measurements in            paint, lacquer, ceramics, food,
                               difficult applications from                metals, non-ferrous metals, glass,
                               0(degree) C up to 2,500(degree) C          glass moulds and ceramics; glass
                                                                          surfaces and quartz glass surfaces
                                                                          and metals through flames

IMPAC Infratherm(R) Series 10  Fully digital, fast one and color          For temperature measurements of
fixed pyrometers               pyrometers for high end applications       metals, non-ferrous metals, glass,
                               with through lens sighting for             glass moulds and ceramics
                               temperature measurements ranging from
                               75(degree) C to 3,300(degree) C

Quantum II Fixed Laser IR      Fixed version of our Quantum I             For furnace applications
Thermometer                    instrument for measurement of
                               temperatures ranging from 200(degree)
                               to 3,000(degree) C (390(degree) to
                               5,432(degree) F)

E(2)T Pulsar II Series         For measurement of temperatures            Designed for temperature measurements
                               ranging from 205(degree) to                of high temperature, sulfur recovery
                               3,038(degree) C (400(degree) to            and sulfur burning furnaces
                               5,500(degree) F) at distances ranging
                               from 2.8" to infinity in
                               environmentally challenging locations
                               requiring use of extreme environment
                               or

                               explosion proof housings

E(2)T Quasar Series            For continuous monitoring of flare         Infrared petrochemical plant flare
                               stack flames of any intensity at           stack detection systems for
                               distances up to 1,300 feet from the        monitoring pilot flames, flared gas
                               target                                     and smoke

                         Thermal Imaging Systems - Ultra Precision, High Temperature

M9103 Series Pyrovision(R)     System incorporating a near                For process control measurements in
Imaging Pyrometer              infrared solid state camera and            electron-beam and plasma-arc hearth
                               third party patented processor with        melting furnaces, continuous
                               a video processor for measurement          casting operations, heat treating
                               of temperatures ranging from               and induction heating applications,
                               600(degree) - 3,000(degree) C at           coating, crystal growth, forging
                               300,000 points, 30 times per second        and ring rolling processes, large
                               and viewing on a 640 pixel by 480          utility boilers and refining
                               pixel display                              furnaces, rotating kilns and
                                                                          incinerators, ultra small heating
                                                                          elements and general high
                                                                          temperature research

M9104 Series Pyrovision(R)                                                Multi-range version of our M9103
Imaging Pyrometer                                                         Series imaging pyrometer for
                                                                          laboratory use

                                  Thermal Imaging - General Portable Cameras

MikroScan 7200/7400/7500       For measurement of temperatures            For engine maintenance, engine
Series Infrared Cameras        ranging from minus 40(degree) -            research and hot spot detection in
                               2,000(degree) C at 76,800 points,          the automotive industry; circuit
                               30 times per second and viewing on         board testing, glass coating and
                               a 320 pixel by 240 pixel display;          solder reflow monitoring in
                               fully compatible with our                  electronic applications; annealing,
                               MikroSpec(TM) thermal image                coating, laminating and sealing
                               processing and report writing              applications in the glass
                               software package                           manufacturing industry; tablet
                                                                          drying and coating applications in
                                                                          the pharmaceuticals industry;
                                                                          predictive and preventive
                                                                          maintenance applications;
                                                                          surveillance applications and
                                                                          analysis of boiler hotspots,
                                                                          busbars, distribution panels,

                                                                          steam systems and transformers,
                                                                          insulators and connectors in
                                                                          utility industry applications

                                Thermal Imaging - Process Fixed Mount Cameras

Mikroscan Midas Infrared       For measurement of temperatures ranging    Low-cost, high-performance infrared
Camera                         from - 40(degree)-500(degree) C with 30    camera
                               frames per second

MikronScan 7302 Fixed          Fixed version of 7200 Series               For use in process control
Installation Thermal Imager    camera designed                            applications that may require
                                                                          protective housing in adverse
                                                                          environments

                                    Thermal Imaging - Process Line Cameras

MikroLine 2128 High Speed      For measurement of temperatures            For temperature measurement of
IR Line Camera                 ranging from 0(degree) -                   production processes like coating,
                               1,800(degree) C at 128 points, at          laminating and sealing applications
                               the rate of 128 lines per second           in the glass manufacturing industry

MikroLine 2250 High Speed      For measurement of temperatures            For temperature measurement of
IR Line Camera                 ranging from 50(degree) - 180(degree) C    tires
                               at 160 points, at the rate of 18,000
                               lines per second and viewing on a
                               180 x 360 pixel display

MikroLine 2256 High Speed      For high speed measurement of              For fast non-contact temperature
IR Line Camera                 temperatures ranging from                  measurement of production
                               50(degree) - 1,300(degree) C with          processes.
                               256 data points per line and a
                               maximum measuring rate of 544 lines
                               per second

                             Portable Contact Temperature Measurement Instruments

IMPAC Tastotherm(R) Series     For contact temperature                    For temperature measurements in
                               measurements ranging from minus            work shop, production, quality
                               200(degree) - 1,300(degree) C              control, maintenance, laboratory
                                                                          and warehouse

                   Blackbody Sources - General Low Temperature

    Model No.                                 Features
    ---------                                 --------

M340 Portable blackbody calibration source covering the range from minus 20(degree)to 100(degree)C

M310 Compact, portable blackbody calibration source with a built-in digital controller that can be set to any temperature between ambient +10(degree) C and 350(degree) C

M315 Two piece version of the M310 with the digital controller and calibration source in separate housings. For calibrating temperatures ranging from ambient +10(degree) C to 500 ambient +10(degree) C

M316 Two piece highly portable blackbody calibration source for field calibration or verification without the need to remove the sensor from its location. Temperature range: ambient +10(degree)C and 300(degree)C

M320 Two piece, dual cavity blackbody calibration source providing calibration sources for two temperature points within the temperature range between ambient +10(degree) C and 300(degree) C

IMPAC IRC 500           All-round calibration source for test and calibration of
                        non-contact infrared pyrometers between 50(degree)C and 500(degree)C

                     Blackbody Sources - Medium Temperature

M300 Blackbody calibration source covering the range from 100(degree)to 1,200(degree)C

M305 Compact, light weight, blackbody calibration source covering the range from 100(degree)to 1,000(degree)C

M360; M360A             Two piece calibration source covering the range from
                        50(degree)to 1,100(degree)C

                      Blackbody Sources - High Temperature

M335 General purpose, high temperature calibration source covering the range from 300(degree)to 1,500(degree)C

M330 High temperature calibration source covering the range from 300(degree)to 1,700(degree)C

M370 Tungsten lamp calibration source useful for calibration of two-color infrared thermometers and other single-color thermometers requiring small target sizes and high temperatures ranging from 800(degree) to 2,300(degree) C

                   Blackbody Sources - Ultra High Temperature

M390 Series             Ultra high temperature calibration source covering the
                        range from 600(degree)to 3,000(degree)C
Principal Markets, Marketing And Customers

      Our infrared thermometry products and accessories are used industrially

      o in manufacturing processes to measure the process temperature of metals, wood, plastics, paper, textiles, rubber, glass, ceramics, food and chemicals;

      o     by original equipment manufacturers;

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

      Our products are sold through a network of approximately 120 independent sales representatives worldwide. The sales activities of our sales representatives are coordinated by 29 of our employees who are also directly responsible for the balance of our sales. We promote our products through printed advertisements in selected industrial and trade journals. We also promote our products by participating in national and international trade shows.

      During each of the fiscal years ended October 31, 2003 and 2002 we had approximately 2,200 and 1,000 customers respectively, none of which accounted for more than 10% of our sales. As a result of our acquisition of the IMPAC Companies, we estimate that we currently have an active customer base of 3,000 customers. The loss of any single customer would not have a materially adverse effect on our business or financial condition.

      In fiscal 2003, approximately 26% of our Domestic Operations sales were made to customers outside of the United States as compared to approximately 22% in fiscal 2002. The increase in our operations outside the United States resulting from the IMPAC acquisition could subject us to certain additional risks, including currency controls and fluctuations, and the possibility of tariff, import and other related restrictions and regulations. However, we do not believe that we will experience significant difficulties related to these foreign business risks.

      We will continue to be a truly customer focused, quality oriented organization. We have continued to increase funding for engineering in an effort to maintain a competitive edge in new product introductions, and we will continue to look for strategic agreements or purchases to augment our product line.

Competition

      There is significant competition among the manufacturers of infrared thermometry products. We believe that our sales constitute a small percentage of the worldwide market for these products. The primary competitive factors applicable to infrared thermometry products are accuracy, sensitivity, response time, quality control and the availability of products that optimize performance in specific applications, conditions and temperature ranges. Although we believe our products compete favorably on the basis of those factors, we cannot assure our investors that we can maintain our competitive position against current and potential competitors. We consider Flir Systems, Inc., Indigo Systems, Inc., Infrared Solutions, Inc., Ircon, Inc., Land Instruments International, Ltd., Raytek Corporation and Raytheon Commercial Infrared to be our competitors in the market for thermal imaging products. We view CHINO Corporation, Eurotron Instruments, S.p.A., Exergen Corporation, Heitronics Infrarot Messtechnik GmbH, Ircon, Inc., Land Instruments International, Ltd. and Raytek Corporation as our competitors in the market for single point non-contact temperature measurement devices. We believe that CI Systems, Inc., Electro Optical Industries, Inc. and Santa Barbara Infrared, Inc. are competitors in the manufacture and marketing of blackbody radiation calibration sources. Many of these competitors are much larger than we are, and have substantially greater financial, technical and marketing resources than we do.

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

      During fiscal 2003 and 2002, we purchased approximately 28% and 47%, respectively, of our raw materials from a single supplier. If we had to replace this supplier due to an unforeseen or unforeseeable event, it is likely that our business would be materially disrupted until we did so. In order to reduce the risks associated with a loss of this supplier, we recently entered into a renewal of our agreement with it that will remain in effect until 2008.

Quality Assurance

      In December 2003, we secured ISO 9001:2000 certification of our Quality Assurance systems. Our European operations are ISO 9001:2000 certified. These international customer driven certifications, encompass all operating aspects of our business including sales and marketing, design and engineering, manufacturing, testing and calibration. These certifications provides our quality systems and operating systems with a level of recognition by most domestic and international customers.

      Our principal products (including the principal products of our IMPAC companies) have also been tested and certified to meet or exceed sensitivity and emissions standards for electro-magnetic interference established by the European Union. Our products and systems also have been approved for use in accordance with the hazardous locations standards set by CSA International, which has been accredited by OSHA as a nationally recognized testing laboratory in the United States and accredited as a Certification Organization and Testing Organization by the Standards Council of Canada.

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

      We believe that our ability to maintain a technological edge in infrared technology and to achieve early market entry with new infrared thermometry products are critical factors to our business. During fiscal 2003, we increased R&D expenditures in our domestic operations by approximately 9% over our R&D expenditures in fiscal 2002. As a result of our acquisition of the IMPAC Companies, we now perform research and development in the United States and in Europe. The economic impact of our expanded R&D efforts is reflected in the fact that our R&D investment for fiscal 2003 was approximately 74% higher than our R&D investment for fiscal 2002. It is our intention to maintain our commitment to research and development at or above our current levels of expenditure, provided that our revenues continue to justify the allocation of our financial resources in that way. Most of the new products that we have introduced over the last several years were a direct outgrowth of our research and development program. See "Current Product Offerings."

Intellectual Property

      Two US patents were issued to us covering technology related to our infrared thermometry products. We derived royalty payments from one of those patents in 2003 and 2002, however that patent expired in 2002 and we do not anticipate receiving any royalty income in future years. Neither of these patents was material to our overall business. At the present time, we have applied for two US patents relative to our thermal imaging technology. We can not give our investors any assurance that,

      o either of those applications, or any others that we may file, will be issued,

      o if issued, the patents we receive will provide an adequate measure of protection against a competitive technology which does not employ the technology protected by our patents,

      o any patent issued to us would withstand review and be held valid by a court of competent jurisdiction or

      o     any other products that we may develop will be patentable.

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

Employees

      As of October 31, 2003, our staff was comprised of 129 persons, 126 of whom were full time and three of whom were part-time. Of that total number of employees, 23 were engaged in design engineering and research and development, 58 were in manufacturing and production, 29 in marketing and sales, and 19 in general office and administration. The employees of IMPAC are represented by a Workers Council. Other than those employees, none of our employees is represented by a union. We have not experienced any strikes or work stoppages and, our management is of the opinion that we have good working relations with our employees.

Certain Contractual Arrangements

      In March 1998, we entered into a sales representation agreement with Anritsu Meter Co., Ltd. ("Anritsu"). Pursuant to the agreement, we were granted the exclusive right, except as to Anritsu, to promote and sell Anritsu products in North America. The agreement had an initial five-year term with a one-year notice period for termination thereafter. Neither party has exercised its right to terminate the agreement. Our management believes the termination of the agreement would not have an material adverse effect on our business or our financial condition. Anritsu manufactures a full line of lower cost contact temperature probes, indicators and calibrators.

      In April 2002, we entered into an agreement with Quantum Logic Corporation. This 10-year agreement grants a worldwide license to us to manufacture and sell laser/microcomputer infrared thermometers using their patented laser technology. If we do not achieve revenues of at least $300,000 per year from the sale of products incorporating Quantum Logic's technology, Quantum Logic has the right to terminate its license. We did not satisfy that minimum annual sales requirement during fiscal year ended October 31, 2003 nor fiscal year ended October 31, 2002. However, Quantum Logic has not exercised its right to withdraw its license. We can not give our investors any assurance that we will be able to satisfy that minimum annual sales requirement during fiscal 2004 or any future years. We also cannot assure our investors that Quantum Logic will not exercise its rights to terminate the license. Our management believes that neither our failure to achieve the minimum annual sales requirement to sustain our right to keep the license, or Quantum Logic's termination of that license would have a material adverse effect on our business or our financial condition.

      For many years, we have enjoyed a mutual product distribution relationship with NEC San-Ei Instruments Ltd. ("NEC"). The currently in force agreements governing that relationship provide that

      o NEC has the exclusive right to distribute in Asia and Australia all thermal imaging products and software that we manufacture;

      o NEC has the non-exclusive right to distribute in portions of Central America, South America, the Caribbean Islands and the Middle East all thermal imaging products and software that are jointly designed and manufactured by us and any joint venture partner;

      o We have the exclusive right to distribute in the United States, Canada and Mexico various thermal imaging products manufactured by NEC; and

      o We have the non-exclusive right to distribute in portions of Central America, South America and the Caribbean Islands various other thermal imaging products manufactured by NEC.

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

ITEM 2. PROPERTIES

      We maintain our corporate, administrative, manufacturing, and warehousing facility at 16 Thornton Road, Oakland New Jersey. We currently occupy approximately 35,000 of the 45,000 square feet that we lease from our landlord at that premises. Prior to June 1, 2003 we leased approximately 30,000 square feet. The lease provides for rent at a fixed annual amount of approximately $240,000 per year thru May 31, 2003 and $450,000 per year starting June 1, 2003 payable in equal monthly installments through November 30, 2005. Effective June 1,2003 we entered into a 30 month contract to sublet 10,000 square feet for $80,000 annually. The lease also requires us to pay real estate taxes, insurance, maintenance and other operating costs. We also maintain sales offices in Hancock, Michigan and in Ventura, California with annual lease payments for both locations totaling approximately $46,000.

      The IMPAC companies lease seven facilities in Europe. The following table describes the location, principle uses and annual costs of those facilities:

      Company              Location                Principle Purposes                Annual Cost
      -------              --------                ------------------                -----------
IMPAC                 Frankfurt, Germany      Administration, Manufacturing,
                                              Research and Development,
                                              Sales, and Warehousing                 $260,000
Infra sensor          Magdeburg, Germany      Administration, Manufacturing,
                                              Research and Development, and
                                              Warehousing                              34,000
Infrared              Warrington, England     Sales                                     8,200
Infrapoint            Ilmenau, Germany        Administration, Manufacturing,
                                              Sales, and Warehousing                   24,000
IMPAC France          Erstein, France         Sales and Warehousing                    11,700
IMPAC                 Hattington, Germany     Sales                                     2,400
Systems               Dresden, Germany        Research and Development, Sales           4,000

ITEM 3. LEGAL PROCEEDINGS

      We are not a party, and our property is not subject to any pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MATTERS

      Our common stock is traded on the Nasdaq SmallCap Market under the symbol "MIKR." The following table sets forth the range of high and low prices for our common stock as reported by the SmallCap Market for the last two fiscal years and through January 28, 2004 of the first quarter of fiscal 2004. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions:

Fiscal Years
                                                        Low            High
                                                        ---            ----
2004:

First Quarter through
January 28, 2004                                       $5.00          $7.40

2003:

First Quarter                                          $1.68          $2.99
Second Quarter                                         $1.80          $3.60
Third Quarter                                          $3.10          $5.14
Fourth Quarter                                         $3.50          $7.45

2002:

First Quarter                                          $2.35          $3.97
Second Quarter                                         $2.65          $3.96
Third Quarter                                          $2.42          $3.03
Fourth Quarter                                         $1.55          $2.50

      On January 28, 2004, the closing price quotation for our common stock was $6.63. We believe that our common stock is held of record by approximately 100 persons, including several brokerage firms holding shares in street name for more than 400 beneficial owners.

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

RESULTS OF OPERATIONS

Year Ended October 31, 2003 Compared To Year Ended October 31, 2002

      Net sales for the fiscal year ended October 31, 2003 were $23,058,982 as compared to sales of $12,797,190 for the fiscal year ended October 31, 2002. The 80% increase in sales was primarily due to the IMPAC Operations which accounted for sales of approximately $7,759,851. Significantly, however, due to increased volume, we also increased sales from our Domestic Operations by 20% over fiscal 2002.

      The primary component of that 20% increase in Domestic Operations product sales continued to be our thermal imaging product line sales. We experienced a more modest increase in sales for our single point instrument sales. Those increases were offset by a slight decrease (when compared to fiscal 2002) in sales of our blackbody calibration sources.

      Royalty income for the fiscal year ended October 31, 2003 was $16,112 compared to $96,823 for the year ended October 31, 2002. The decrease was due to the expiration of our patent licensing agreements.

      Our cost of goods sold as a percentage of net sales for fiscal 2003 was 50.1% (53.5% for Domestic Operations and 45.9% for IMPAC Operations) compared to 55.1% for fiscal 2002. This decrease was due primarily to product mix and a fuller absorption of manufacturing overhead.

      Selling, general and administrative expenses consist primarily of expenses associated with the marketing and sale of our products, along with accounting and administrative expenses. During fiscal 2003, S,G&A expenses were $7,823,651 as compared to $4,117,377 in fiscal 2002. The 90% increase was primarily due to the addition of $3,091,589 of SG&A expenses of our IMPAC Operations and ,to a lesser extent, to Domestic Operations SG&A expenses consisting primarily of:

      o     Legal                                $122,000

      o     Commissions                          $61,000

      o     Amortization of intangible assets    $58,000

      o     Sales seminars                       $51,000

      o     Advertising and promotion            $50,000, and

      o     Bad debt expense                     $50,000

      Research, development and engineering expenses consist primarily of the salaries of our research and development personnel, other expenses associated with new product development and enhancements to existing product lines. In fiscal 2003, research, development, and engineering expenses were $1,713,397 as compared to $982,530 for fiscal 2002. The 74% increase was primarily due to the addition of $646,059 of research, development and engineering expenses of our IMPAC Operations and, to a lesser extent, to Domestic Operations R&D expenses consisting primarily of professional fees of approximately $25,000 and R&D materials of approximately $20,000. We expect our research and development investment to provide innovative products. However, we cannot give our investors any assurances that we will be successful in that regard.

      Our income from operations for fiscal 2003 was $1,985,552 compared to $741,534 for fiscal 2002. The 168% increase was due primarily due to an $871,769 improvement in Domestic Operations operating income and, to a lesser degree, to the $372,249 operating profit generated by the IMPAC Companies.

      Interest expense was $288,020 in fiscal 2003 as compared to $23,433 for fiscal 2002. The 1,123% increase in this expense was attributable to the debt we incurred to finance the acquisition of the IMPAC Companies.

      Other expense was $76,275 in the fiscal year ended October 31, 2003 as compared to $43,934 for the fiscal year ended October 31, 2002. The primary reason for this 73.6% increase was our currency exchange losses.

      Our effective income tax rate in fiscal 2003 was 39.5% compared to 35.6% in fiscal 2002. The increase in our effective rate is primarily the result of a higher effective tax rate for the IMPAC Companies.

Our fiscal 2003 net income per share-basic was $0.20 compared $0.10 per share for fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of October 31, 2003, we held cash, cash equivalents and short-term investments of $825,225 ($439,993 in the United States and $385,232 in Europe) as compared to $364,559 in the United States at October 31, 2002..

      Our working capital increased to $7,627,038 at October 31, 2003 from $4,819,039 at October 31, 2002. The increase in our working capital was primarily due to the acquisition of the IMPAC Companies.

      Our net cash provided by operating activities for the year ended October 31, 2003 was $1,442,497 primarily due to net income of $981,357 plus non cash depreciation and amortization expenses of $365,042. A decrease in inventory of $64,092 and an increase in accounts payable of $779,669 were offset by an increase in accounts receivable of $854,917.

      Cash used in investing activities was $4,012,861, which was attributable primarily to capital expenditures for new equipment and the acquisition of the IMPAC Companies. We do not have any present plans or commitments for material capital expenditures for fiscal year 2004.

      Cash provided by financing activities was $3,400,145 for the period ended October 31, 2003, comprised primarily of $2,175,000 in borrowings under our new credit agreement, $1,494,000 of proceeds from other long term debt plus proceeds for the exercise of stock options and warrants of $371,428 offset by the repayment of our line of credit and long term debt of $944,713.

      On November 20, 2002 we entered into a credit agreement with our Bank for a $4,000,000 Senior Credit Facility (revolving credit note) under which funds may be borrowed at LIBOR plus 150 basis points through November 20, 2005. We then entered into a three year hedge agreement with the same bank and locked the interest rates in at 4.81% for 2,100,000. Borrowing under the revolving line of credit are limited to certain percentages of eligible accounts receivable, inventory, and net plant, property and equipment. The credit facility is collateralized by a security interest in all of our Domestic assets, and a pledge of 65% of the share capital of Mikron Europe. The agreement also contains restrictions that require us to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The Facility requires monthly payments of interest and the principal is not due until November 20, 2005.

      Upon execution of the Senior Credit Facility $2,175,000 was advanced to us to use in the purchase of the IMPAC Companies. We have paid down $75,000 of the initial advance.

      At October 31 2003, there was $2,100,000 outstanding in the Facility, with approximately $1,100,000 available based on our collateral.

      Annual maturities of debt at October 31, 2003 are:

                                     Fiscal year ended
                                        October 31,
                                        -----------
                                                     2004        $300,601
                                                     2005       2,400,601
                                                     2006         300,601
                                                     2007          51,951
                                                     2008       1,057,092
                                               Thereafter           7,899
                                                                ---------
                                                    Total       4,118,745
                                                                =========

      We lease certain factory and autos under non-cancelable operating leases and equipment under capital leases expiring at various dates through October 31, 2007.

      Future minimum rental payments, required for all non-cancelable leases are as follows:

                                     Fiscal year ended
                                       October 31,
                                       -----------
                                           2004                   956,727
                                           2005                   845,651
                                           2006                   293,981
                                           2007                    98,936
                                        Thereafter                 43,281
                                                               ----------
                                           Total               $2,138,576
                                                               ==========

      Our management believes that we have adequate resources to meet our expected needs and to fund anticipated research and development efforts for the next twelve months.

      We had accounts receivable of $4,175,073 at October 31, 2003 ($2,563,626 in the United States and $1,611,447 in Europe), compared to $1,823,552 at October 31, 2002. The 40.6% increase in accounts receivable in the United States was due to increased sales during the last 60 days in fiscal 2003 compared to our sales during the comparable period of fiscal 2002. Our days sales outstanding ("DSO") remained relatively unchanged at October 31, 2003 (45.4 days) and October 31, 2002 (45.3 days).

Our inventory was $5,720,276 ($3,627,484 in the United States and $2,092,792 in Europe) at October 31, 2003, as compared to our inventory of $3,698,611 at October 31, 2002. The 1.9% decrease in our US inventory was primarily attributable to tighter procurement controls.

CRITICAL ACCOUNTING ESTIMATES

      We prepare our financial statements in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with accounting principles requires us to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. You should also review Note 1 to the financial statements for the further discussion of significant accounting policies.

      o Revenue recognition - We record revenue when products are shipped. Legal title and risk of loss with respect to the products pass to customers at the point of shipment. Customers do not have the right to return products shipped.

      o Inventory and obsolescence - Inventory is valued at the lower of cost or market. We continually ensure that slow-moving and obsolete inventory is written down to its net realizable value by reviewing current quantities on hand, actual and projected sales volumes and anticipated selling prices on products. Annually, we dispose of inventory we deem to be slow-moving.

      o Accounts receivable and allowance for bad debt - We perform a detailed review of amounts receivable on a monthly basis to determine if they are impaired based on factors affecting the collectibility of those balances. Our estimate of the allowance for doubtful accounts requires us to exercise significant judgment about the timing, frequency, and severity of collection losses, which affects the allowances and net income.

      o Goodwill Effective November 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Upon adoption of the statement, we discontinued the amortization of goodwill, as required by the statement and we assessed the goodwill for impairment. We also performed an annual review during the fourth quarter of 2003, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed growth rates and estimated costs as well as appropriate discount rates. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in our impairment analysis may not be achieved.

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur, be classified as liabilities, not as part of shareholders' equity. Written put options and forward purchase contracts on an equity's own shares and contracts that require issuance of a variable number of shares with a value equal to some specified amounts are also to be classified as liabilities. SFAS 150 is effective for instruments issued or modified after May 15, 2003. SFAS 150 doe not currently apply to us.

      On November 2002, FASB Interpretation 45 (FIN), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN 45 interprets the guidance in SFAS 5, "Accounting for Contingencies." Specifically, FIN requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 2002. FIN does not currently apply to us.

      In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" (FIN ). FIN 46 provides new guidance for the consolidation of variable interest entities for which the voting interest model is difficult to apply. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The new guidance, however, applies to a larger population of entities. FIN 46 does not currently apply to us.

ITEM 7. FINANCIAL STATEMENTS

      Our balance sheet at October 31, 2003 and the related statements of operations, shareholders' equity and statement of cash flows for each of the fiscal years ended October 31, 2003 and 2002 and the report of the independent public accountants thereon required under Regulation S-X are included herein as a separate section following Item 14 of this Report.

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

ITEM 8A - CONTROLS AND PROCEDURES

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

      There have been no significant changes in our disclosure controls and procedures or in other factors that could significantly affect them within the last 90 days.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our directors are elected annually (most recently, on May 12, 2003) and serve until the next Annual Meeting of Shareholders following their election at which their respective successors have been elected and qualified, or until their earlier resignation or removal. Our executive officers are appointed by, and serve at the pleasure of, the Board.

      Our Certificate of Incorporation contains provisions indemnifying our officers, directors, employees and agents against certain liabilities.

      The following table sets forth the names and ages of our directors and executive officers, and provides a description of their positions of employment for sat least the past five years:

Lawrence C. Karlson                Mr. Karlson, since his retirement in 1993 as
60 years old                       Chairman and a director of Spectra-Physics
Director since 2000                AB, provided consulting services to a variety
Chairman of the Board of the       of businesses and has acted as a private
Company                            investor in both mature and development stage
                                   companies. In 1983 Mr. Karlson formed Nobel
Member of the Audit and            Electronics, an autonomous business unit of
Compensation Committees            AB Bofors, which manufactured instrumentation
                                   for the polymer processing and weighing and force measurement and position control industries. Nobel Electronics merged with
                                   Pharos AB, a company traded on the Stockholm
                                   Stock Exchange, of which Mr. Karlson became
                                   President and Chief Executive Officer. As a result of certain consolidation transactions,
                                   Mr. Karlson became Chairman and a director of Spectra AB in 1990, whose business focused on niche oriented, high technology companies specializing in lasers, opto-electronic instruments and microwave transmission.
                                   Aggregate sales for the Spectra-Physics AB group of companies exceeded $685 million in 1990. Prior to forming Nobel Electronics, Mr.
                                   Karlson held various positions with Fisher &
                                   Porter Company commencing in 1965 and was appointed President in 1981. Mr. Karlson received a Master degree in Business
                                   Administration from the Wharton School at the University of Pennsylvania. Mr. Karlson is also a director of CDI Corp., a New York
                                   Stock Exchange listed professional services and outsourcing company.

Gerald D. Posner                   Mr. Posner has served as a director, and as
55 years old                       President of our company since May 1999. He
Director since 1999                is the former President and a major
President and Chief Executive      shareholder of Electronic Measurements, Inc.,
Officer of the Company             a New Jersey based manufacturer of power
                                   supplies. Under Mr. Posner's leadership, a successful LBO creating significant investor appreciation was completed in 1998, resulting in the sale of Electronic Measurements, Inc to Siebe, plc. Prior to his involvement at Electronic Measurements, Mr. Posner was
                                   President of Eurotherm plc's temperature instrumentation subsidiary in the U.S. Mr.
                                   Posner holds a B.S.E.E. degree from Cooper
                                   Union and a Master degree in Business
                                   Administration from Clark University.

Dennis L. Stoneman                 Mr. Stoneman joined us as a director and as a
70 years old                       Vice President in May 1999. He spent the 14
Director since 1999                year period prior to joining us working in
Executive Vice President of        various capacities for several U.S. and
the Company                        overseas subsidiaries of Eurotherm plc.
                                   Between 1996 until his retirement at the end of 1998, Mr. Stoneman served as Eurotherm's
                                   Director of Business Development, primarily concerning himself with the acquisition of companies in the field of instrumentation, controls, solid state relays, AC and DC variable speed motor controls. Between 1993 and 1996, Mr. Stoneman was President of
                                   Eurotherm Instrumentation and Controls
                                   world-wide where he was in charge of five manufacturing, three research and development, and seven sales operations generating $125 million annually.

Keikhosrow Irani                   Mr. Irani is one of our co-founders and has
67 years old                       served as one of our directors since we were
Director since 1969                organized in 1969. On August 31, 1995 he
Chief Technical Officer of the     became President and Chief Executive Officer.
Company                            On May 17, 1999 he vacated his position as
                                   President, and became Chief Technical
                                   Officer. Mr. Irani holds the degree of Master of Science in Electrical Engineering from the University of Missouri and is listed as inventor on patents in infrared thermometery.

William J. Eckenrode               Mr. Eckenrode retired in 1998 as Vice
68 years old                       President of Finance and Administration of
Director since 2000                Berwind Group, a position he held during the
                                   16 year period that preceded his retirement.
Chairman of the Audit              Berwind Group is a privately owned investment
Committee                          management company with revenues in excess of
                                   one billion dollars. It operates businesses in the industrial, pharmaceutical and real estate sectors. Prior to joining Berwind, Mr.
                                   Eckenrode held various management positions with Allis Chalmers Manufacturing Company, U.
                                   S. Steel Corp, United Aircraft Corp, SPS
                                   Technologies Inc., ITE Imperial Corp., and the

                                   Fisher and Porter Company. Mr. Eckenrode holds a Bachelor of Science degree in Economics from Villanova University.

Henry M. Rowan                     Mr. Rowan founded (1954) and is currently the
79 years old                       President of Inductotherm Industries, located
Director since 2000                in Rancocas, New Jersey. Inductotherm is a
President of Inductotherm          leader in the design and manufacture of
Industries                         equipment for induction melting, heat
                                   treating and welding and is comprised of 100
                                   companies pursuing 50 different technologies
                                   with customers in 83 countries. Mr. Rowan
Chairman of the Compensation       holds a Bachelor of Science degree in
                                   Electrical Committee Engineering from the
                                   Massachusetts Institute of Technology.

Paul A. Kohmescher                 Mr. Kohmescher joined us as our Chief
52 years old                       Financial Officer in January 2001. During the
Vice President and Chief           two year period which preceded his employment
Financial Officer                  by us, he served as Controller of Area
                                   Lighting Research, Inc., a subsidiary of Tyco
                                   International. During 1997 - 1999, Mr.
                                   Kohmescher served as Controller, Corporate
                                   Secretary and, in 1999, Chief Financial
                                   Officer, of Computer Power, Inc., a
                                   manufacturer of energy efficient lighting, emergency lighting and power protection systems. Between 1992 and 1997, he was the Executive Director of the National Kitchen and Bath Association, an international trade association which has over 6,500 members. Mr.
                                   Kohmescher holds a B.S. Business degree with an Accounting Major from Indiana University, and an M.B.A. degree from DeSales University.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long Term
                                                                                                   Compensation
                                                         Annual Compensation                          Awards
                                           ----------------------------------------------    -------------------------
                                                                                             Restricted    Securities
   Name and Principal                                                     Other Annual          Stock      Underlying
       Position                   Year     Salary ($)     Bonus ($)      Compensation ($)     Awards($)    Options (#)
-----------------------           ----     ----------     ---------      ----------------     ---------    -----------
Gerald D. Posner, CEO             2003      $208,000       $10,000         $  4,000(1)
Gerald D. Posner, CEO             2002       208,000          (2)                                              (3)
Gerald D. Posner, CEO             2001       208,000                                                           (3)
Keikhosrow Irani, CTO             2003       150,000                         11,000(4)
Keikhosrow Irani, CTO             2002       150,000                         11,000(4)
Keikhosrow Irani, CTO             2001       148,462                         11,000(4)
Dennis Stoneman, EVP              2003       120,000        10,000            6,000(5)
Dennis Stoneman, EVP              2002       120,000          (2)             6,000(5)                         (2)
Dennis Stoneman, VP               2001       120,000                          6,000(5)                         (2)
Paul A. Kohmescher, CFO           2003        98,402        10,000            5,000(6)
Paul A. Kohmescher, CFO           2002        93,040         8,617            5,000(6)

----------
      (1)   Mr. Posner receives a car allowance.

      (2) Does not include a $10,000 cash bonus awarded in fiscal 2003 with regard to fiscal 2002. The bonus was recorded as compensation income paid to the Executive in fiscal 2003.

      (3) Does not include 171,428 shares of common stock issuable pursuant to options granted pursuant to this executive's employment agreement. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

      (4) Mr. Irani has Company paid life insurance and incidental personal use of a Company-leased automobile. See, "Certain Relationships and Related Transactions."

      (5)   Mr. Stoneman receives a car allowance.

      (6) Mr. Kohmescher receives a car allowance and is entitled to 5,000 non-performance based options per year.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The Company did not grant any options or SARs to any of the Named Executive Officers during the fiscal year ended October 31, 2003.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

      None of the Named Executive Officers exercised any options during the fiscal year ended October 31, 2003, except Mr. Stoneman. The following table sets forth certain information regarding the options he exercised:

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                     Number of Securities
                                                    Underlying Unexercised        Value of Unexercised In-the Money
                    Shares                        Options/SARs at FY-End (#)          Options/SARs at FY-End ($)
                  Acquired on       Value
   Name           Exercise (#)   Realized ($)       Exercisable/Unexercisable           Exercisable/Unexercisable
   ----           ------------   ------------       -------------------------           -------------------------
Dennis
Stoneman            171,428       $722,569                    0                                   0

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

      In January 2004 Keikhosrow Irani, who is our Chief Technology Officer, entered into a new one year contract with us. Pursuant to this agreement, Mr. Irani will receive a base salary of $155,000 and a car allowance of $6,000 for the year. We also agreed to provide disability and life insurance to Mr. Irani.

      In May 1999, Gerald D. Posner and Dennis Stoneman, our President and Executive Vice President, respectively, entered into four year employment agreements with us which provide for the payment of annual salaries of $200,000 and $100,000, respectively, subject to such merit increases and bonus awards, in each case, as our Board, or the Board's Compensation Committee, shall determine to grant. In accordance with those agreements, each of Messrs. Posner and Stoneman was granted options under the Plan to purchase 171,428 shares of common stock at an exercise price of $1.00 per share. Those options became fully vested on May 15, 2003. The employment agreements were amended so that they will continue in effect until May 16, 2005. During Fiscal 2003, the Compensation Committee of the Board increased to $230,000 and $140,000, respectively, the base salaries payable to Messrs. Posner and Stoneman. Those new base salaries became effective on November 1, 2003.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Those persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all of our executive officers and directors complied with those filing requirements, except Mr. Irani who filed two reports of changes in beneficial ownership of our common stock on SEC Form 4 on August 11, 2003 that should have been filed On July 17 and July 22, 2003, respectively.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Set forth below is information concerning the common stock ownership as of January 26, 2004 by (i) each person who we know owns beneficially 5% or more of our outstanding common stock, (ii) each director, and (iii) all of our directors and officers as a group:

                                          Amount and Nature      Percentage of
Name and Address of                         of Beneficial         Outstanding
Beneficial Owner(1)                          Ownership(1)        Shares Owned(2)
-------------------                          ------------        ---------------

Steven N. Bronson(3)                           642,424               12.2%

Keikhosrow Irani                               580,984               11.0%

Karen Beck(4)                                  510,000                9.7%
Gerald D. Posner                               579,761(5)            10.7%

Dennis Stoneman                                384,095(6)             7.3%

Lawrence C. Karlson(7)                         174,500(8)             3.3%

William J. Eckenrode(9)                         55,000(10)            1.0%

Henry M. Rowan(11)                              25,000(10)             --

Paul A. Kohmescher                              20,000(12)             --

All Officers and Directors as a Group
(7 persons)                                  1,819,340(13)           32.9%

----------

--    indicates ownership of less than 1%

(1) All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise noted, the address of each shareholder is c/o the company, 16 Thornton Road, Oakland, New Jersey.

(2) Based upon 5,259,628 shares issued and outstanding, plus, where indicated, shares issuable under outstanding options.

(3)   Mr. Bronson's address is 10 South Street, Suite 202, Ridgefield, CT.

(4)   Ms. Beck's address is Urbanstrasse 41, D-14165 Berlin, Germany

(5) Includes 171,428 shares of common stock issuable pursuant to options which may be exercised within 60 days of the date of this prospectus. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

(6) Includes 46,000 shares jointly owned by Mr. Stoneman and his wife, Eileen, as to which they share all voting and dispositive powers. Does not include 6,000 shares as to which Eileen Stoneman claims sole voting and dispositive powers, 5,000 shares as to which Mr. Stoneman's son, Drew Stoneman, and his wife, Lori Marino, claim shared voting and dispositive powers, 15,000 shares as to which Mr. Stoneman's son, Dennis Stoneman, Jr., and his wife, Sandra, claim shared voting and dispositive powers and 3,000 shares as to which Mr. Stoneman's mother in law, Millie Merolla, claims sole voting and dispositive powers.

(7) Mr. Karlson's address is 2401 Casas de Marbella Drive, Palm Beach Gardens, Florida.

(8) Includes 35,000 shares of common stock issuable pursuant to options which may be exercised within 60 days of the date of this prospectus. See, "Executive Compensation -- Compensation of Directors."

(9)   Mr. Eckenrode's address is 575 Gramercy Lane, Downingtown, Pennsylvania.

(10) Includes 25,000 shares of common stock issuable pursuant to options which may be exercised within 60 days of the date of this prospectus. See, "Executive Compensation -- Compensation of Directors."

(11)  Mr. Rowan's address is 10 Indel Avenue, Rancocas, New Jersey.

(12) Includes 10,000 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of this prospectus.

(13) Includes the shares issuable within 60 days of this prospectus upon exercise of the options held by Messrs. Posner, Eckenrode, Karlson, Rowan and Kohmescher.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On May 3, 1999, we entered into a three-year financial consulting services agreement with Catalyst, a licensed brokerage and investment banking firm solely owned and controlled by Steven N. Bronson. At that time, Mr. Bronson was the Chairman of our Board and our Chief Executive Officer. Catalyst's basic compensation under this agreement included a payment of $5,000 per month during the term of the agreement and a five year warrant entitling it to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. Catalyst exercised that warrant in May, 2003. The agreement also provided that, in the event that we effectuated, as a result of any introduction made by Catalyst, a merger, acquisition, consolidation, reorganization, recapitalization, business combination or other transaction (in each case, an "M&A Transaction") during the term of the agreement, and during the one year period following the end of such term, Catalyst would be entitled to receive a finder's fee based upon a sliding scale ranging from 5% of the first $5,000,000 of consideration to 1% of any consideration in excess of $20,000,000. That agreement also provided that, if Catalyst rendered consulting services on an M&A Transaction, which did not result from an introduction made by it, Catalyst would be entitled to receive a finder's fee based upon a sliding scale ranging from 2.5% of the first $5,000,000 of consideration to .5% of any consideration in excess of $20,000,000. In May 2003, Catalyst commenced litigation proceedings against us seeking damages based upon allegations that it was entitled to be paid a finder's fee regarding our acquisition of the IMPAC companies. During Fiscal 2003, we settled the matter by agreeing to pay the sum of $50,000 to Catalyst and to register under the Securities Act of 1933 150,000 shares of our common stock held by Mr. Bronson. At that time, we were in the process of registering Catalyst's 100,000 shares under the Securities Act in accordance with an obligation to do so that was contained in Catalyst's warrant. During fiscal 2002, we paid fees aggregating $30,000 to Catalyst under the consulting agreement before it expired.

      For many years, we purchased certain of the products we sell from Chori Co., Ltd. and one of its US affiliates. Prior to March 27, 2003, Chori was an owner of 350,000 shares (more than 5%) of our common stock. On that date, Chori sold all of those shares at a price of $1.70 per share to Gerald D. Posner, our President and Chief Executive Officer (75,000 shares), Dennis L. Stoneman and various members of his family (75,000 shares), Lawrence C. Karlson, the Chairman of our Board (72,500 shares), Hermann Schlosser, one of our consultants (72,500 shares), William J. Eckenrode, one of our Directors (25,000 shares), Earnest M. Emery, one of our consultants (25,000 shares) and Paul A. Kohmescher, our Vice President and Chief Financial Officer (5,000 shares). During fiscal 2003, we purchased approximately $2,399,924, of products from or through Chori, and paid Chori and its US affiliate approximately $68,000, respectively, representing commissions paid at the rate of 5% of sales to those companies in their respective capacities as international sales representatives for all of our products. Our agreement regarding the payment of commissions to Chori and its US affiliate has ended. We do not anticipate paying them any commissions in the future.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits required by Item 601 of Regulation S-B

Number                                Description
------                                -----------

3.1 Our Certificate of Incorporation, as amended effective September 29, 1989, filed as Exhibit (3)-2 to our Registration Statement on Form S-18 (No. 33-2653-NY) under the Securities Act of 1933 (the "S-18 Registration Statement"), is hereby incorporated herein by this reference.

3.2 Our Certificate of Incorporation, as amended effective October 13, 1989, filed as Exhibit (3)-3 to the S-18 Registration Statement, is hereby incorporated herein by this reference.

3.3 The Certificate of Amendment to our Certificate of Incorporation, effective August 31, 1999, filed as Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

3.4 Our By-Laws (filed as Exhibit 3.4 to our Registration Statement on Form SB-2 (No. 333-111031 (the "SB-2 Registration Statement")), is hereby incorporated herein by this reference.

4.1 Specimen of the amended certificate representing our common stock, one-third cent per value, filed as Exhibit (4)-1 to the S-18 Registration Statement, is hereby incorporated herein by this reference.

4.2         Our Amended and Restated Omnibus Stock Incentive Plan, filed as
            Exhibit 4.2 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.

10.1 License and Technical Assistance Agreement, dated as of April 15, 1992, between us and Anritsu Meter Company, Ltd., filed as Exhibit 10-D to our Report on Form 8-K dated April 15, 1992, as amended in an amendment dated July 10, 1992, is hereby incorporated herein by this reference.

10.2 Our Amended and Restated Profit Sharing Plan and Trust Agreement, dated November 1, 1990, filed as Exhibit 10 (g) to our Annual Report on Form 10-K for the fiscal year ended October 31, 1990, is hereby incorporated herein by this reference.

10.3        Our 401(K) Profit-Sharing Plan dated January 1, 1993, filed as
            Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended October 31, 1993, is hereby incorporated by reference.

10.4        Employment Agreement dated January 2004 between us and Keikhosrow
            Irani

10.5        Employment Agreement between us and Gerald D. Posner filed as
            Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

10.6 Employment Agreement between the Company and Dennis Stoneman filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

10.7 License Agreement dated the 11th day of April, 2001 by and between Quantum Logic Corporation and the Company filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.8 Share Sale and Purchase Agreement dated November 22, 2002 between and among Hermann Schlosser, Ilse Schlosser, Karen Beck and Rolf Breternitz, as Sellers, Hohenstaufen Zweihundertsechsundzwanzigste Vermogensverwaltungs GmbH, as Purchaser, and us filed as Exhibit
            10.15 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.9        Credit Agreement by and between us and Fleet National Bank filed as
            Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.10 Loan Agreement between Hohenstaufen Zweihundertsechsundzwanzigste Vermogensverwaltungs GmbH and ING BHF-Bank filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.11 Guaranty dated November 21, 2002 issued by Mikron Infrared, Inc. to ING BHF-Bank filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.12 Capital Appreciation Note dated November 21, 2002 and made by us payable to Gerald D. Posner filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.13 Capital Appreciation Note dated November 21, 2002 and made by us payable to Dennis L. Stoneman filed as Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.14 Amendment dated as of March 25, 2003 to the employment agreement between Gerald D. Posner and us, filed as Exhibit 10.14 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.

10.15 Amendment dated as of March 25, 2003 to the employment agreement between Dennis L. Stoneman and us, filed as Exhibit 10.15 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.

10.16 Form of indemnification agreement between certain of our shareholders and us, filed as Exhibit 10.16 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.

10.17 First Amendment dated October 31, 2003 to the Credit Agreement by and between us and Fleet National Bank, filed as Exhibit 10.17 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.

10.18 Assignment and pledge agreement dated October 31, 2003 to the Credit Agreement by and between us and Fleet National Bank, filed as
            Exhibit 10.18 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.

14.1        Code of Ethics for Senior Executive and Financial Officers

16.1 Letter dated February 11, 2002 from Arthur Andersen LLP addressed to the Commission filed as Exhibit 16 to our Current Report on Form 8-K dated February 11, 2002 is hereby incorporated herein by this reference.

21.1 List of our subsidiaries, filed as Exhibit 21.1 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.

31.1        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

31.2        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      On October 24, 2003, we filed Amendment No. 2 to Current Report on Form 8-K/A in order to amend the Current Report on Form 8-K that we filed on November 27, 2002.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to BDO Seidman LLP

                                               Fiscal Years Ended
                                                   October 31,
                                             -----------------------
                                               2003           2002
                                             --------       --------
            Audit Fees (1)                   $107,000       $ 21,750
            Audit-related fees (2)             51,000             --
            Tax Fees                           44,300         24,077
            Total                            $202,300       $ 45,827
                                             ========       ========

----------
(1) Audit services of BDO Seidman LLP consisted of the audit of our consolidated financial statements and quarterly review of our financial statements and filings on SEC forms 10-QSB ($92,000); and review of a registration statement on Form SB-2 ($15,000.

(2) Audit related fees includes due diligence and financial analyses performed in connection with Mikron's acquisition pf the IMPAC Companies.

                              MIKRON INFRARED, INC.

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

Report of Independent Certified Public Accountants                         F - 2

Consolidated Balance Sheet as of October 31, 2003                          F - 3

Consolidated Statements of Operations for the years ended
October 31, 2003 and 2002                                                  F - 4

Consolidated Statements of Shareholders' Equity for the years
ended October 31, 2003 and 2002                                            F - 5

Consolidated Statements of Cash Flows for the years ended
October 31, 2003 and 2002                                                  F - 6

Notes to Consolidated Financial Statements  for the years ended
October 31, 2003 and 2002                                                  F - 8

Report of independent certified public accountants

To Mikron Infrared, Inc.:

We have audited the accompanying consolidated balance sheet of Mikron Infrared, Inc. and Subsidiaries as of October 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended October 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mikron Infrared, Inc. and Subsidiaries as of October 31, 2003, and the results of their operations and their cash flows for the years then ended October 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.


                                                    BDO Seidman, LLP

Woodbridge, New Jersey
November 25, 2003

                     Mikron Infrared, Inc. and Subsidiaries

                           Consolidated balance sheet

                             As of October 31, 2003

                                                                         2003
                                                                     -----------
                                     Assets

Current assets:
   Cash and cash equivalents                                         $   825,225
   Accounts receivable, less allowance for doubtful
   accounts of $128,452                                                4,175,073
   Inventories                                                         5,720,276
   Deferred tax - current                                                327,944
   Prepaid expenses and other current assets                             212,338
                                                                     -----------
Total current assets                                                  11,260,856
Property and equipment, net of accumulated depreciation
of $1,397,116                                                            487,552
Intangibles, net of accumulated amortization of $127,828               2,763,242
Goodwill, net of accumulated amortization of $124,247                  3,295,785
Deferred taxes                                                           106,627
Other assets                                                           1,436,239
                                                                     -----------
Total                                                                $19,350,301
                                                                     ===========

                      Liabilities and shareholders' equity

Current liabilities:
   Accounts payable                                                  $ 1,548,729
   Accrued liabilities                                                 1,784,488
   Current portion of long term debt                                     300,601
                                                                     -----------
Total current liabilities                                              3,633,818
                                                                     -----------
Long term debt                                                         3,274,721
Long term debt-related parties                                           543,423
Accrued pension benefits                                               1,576,082
Deferred taxes                                                           379,237
Other liabilities                                                         53,119
                                                                     -----------
Total liabilities                                                      9,460,400
                                                                     -----------
Minority interest                                                          4,208
                                                                     -----------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.003 par value; 15,000,000 shares
   authorized, 5,259,628 shares issued and outstanding                    15,780
   Additional paid-in capital                                          7,067,447
   Retained earnings                                                   2,602,493
   Other comprehensive income                                            199,973
                                                                     -----------
Total shareholders' equity                                             9,885,693
                                                                     -----------
Total                                                                $19,350,301
                                                                     ===========
                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                      Consolidated statements of operations

                  For the years ended October 31, 2003 and 2002

                                                    2003                2002
                                                ------------       ------------
Revenues:
   Net sales                                    $ 23,058,982       $ 12,797,190
   Royalties                                          16,112             96,823
                                                ------------       ------------
Total revenues                                    23,075,094         12,894,013
                                                ------------       ------------
Costs and expenses:
   Cost of goods sold                             11,552,494          7,052,572
   Selling, general and administrative             7,823,651          4,117,377
   Research, development and engineering           1,713,397            982,530
                                                ------------       ------------
Total costs and expenses                          21,089,542         12,152,479
                                                ------------       ------------
Income from operations                             1,985,552            741,534
Other income (expense):
   Interest expense                                 (288,020)           (23,433)
   Other (expense) income, net                       (76,275)           (43,934)
                                                ------------       ------------
Net income before income taxes                     1,621,257            674,167
    Income tax provision                            (639,900)          (239,778)
                                                ------------       ------------
Net income                                      $    981,357       $    434,389
                                                ============       ============
Net income per share-basic                      $       0.20       $       0.10
                                                ============       ============
Weighted average number of shares-basic            4,951,824          4,288,200
                                                ============       ============
Net income per share-diluted                    $       0.19       $       0.09
                                                ============       ============
Weighted average number of shares-diluted          5,109,576          4,587,308
                                                ============       ============

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                 Consolidated statements of shareholders' equity

                  For the years ended October 31, 2003 and 2002

                                                                                                     Accumulated
                                                Common stock             Additional                      other            Total
                                         -------------------------         paid-in       Retained    comprehensive    shareholders'
                                           Shares          Amount          capital       earnings       (loss)           equity
                                         ----------     ----------       ----------     ----------   -------------    -------------
Balance, November 1, 2001                 4,288,200     $   12,865       $4,331,765     $1,186,747    $   (4,141)      $5,527,236
   Compensation expense for
   employee stock options                        --             --           10,917                           --           10,917
   Other compensation income:
      Net Income                                 --             --               --        434,389            --          434,389
      Reclassification of net loss
      on derivative instrument                   --             --               --             --         4,141            4,141

Other comprehensive income                       --             --               --             --            --          438,530
                                         ----------     ----------       ----------     ----------    ----------       ----------
Balance, October 31, 2002                 4,288,200         12,865        4,342,682      1,621,136            --        5,976,683
   Compensation expense for
   employee stock options                        --             --            5,352             --            --            5,352
   Issuance of shares for
   acquisition                              600,000          1,800        1,954,200             --            --        1,956,000
   Exercise of employee stock
   options                                  181,428            545          180,883                                       181,428
      Exercise of warrants                  190,000            570          189,430                                       190,000
   Tax benefit from exercise of
   stock options and warrants                                               394,900                                       394,900
   Other comprehensive income:
      Net Income                                 --             --               --        981,357            --          981,357
      Reclassification of net loss
      on derivitive instrument, net
      of tax                                                                                              27,936           27,936
      Change in fair value of cash
      flow hedge, net of tax                                                                             (60,565)         (60,565)
      Foreign currency translation
      gains                                                                                              232,602          232,602
                                                                                                                       ----------
   Other comprehensive income                    --             --               --             --            --        1,184,330
                                         ----------     ----------       ----------     ----------    ----------       ----------
Balance, October 31, 2003                 5,259,628     $   15,780       $7,067,447     $2,602,493    $  199,973       $9,885,693
                                         ==========     ==========       ==========     ==========    ==========       ==========

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                      Consolidated statements of cash flows
                 For the years ended October 31, 2003 and 2002

                                                                    2003              2002
                                                                -----------       -----------
Cash flows from operating activities:
   Net income                                                   $   981,357       $   434,389
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation                                                   237,214           138,863
     Amortization                                                   127,828            67,971
     Stock compensation expense                                       5,352            10,917
     Deferred income tax (benefit) expense                          (37,815)           41,215
     Accrued interest-related parties                                43,423                --
     Minority interest                                                4,208                --
   Changes in assets and liabilities, net of effect of
   acquisition-
     (Increase) decrease in accounts receivable                    (854,917)          566,579
     Decrease in inventories                                         64,092           224,301
     Decrease in investments                                         72,598                --
     (Increase) decrease in prepaid and other
     current assets                                                 (79,077)            1,114
     (Increase) decrease in other assets                             16,992          (122,068)
     Increase in pension liability                                   81,573                --
     Increase (decrease) in accounts payable and
     accrued liabilities                                            779,669          (707,683)
                                                                -----------       -----------
Net cash provided by operating activities                         1,518,127           655,898
                                                                -----------       -----------
Cash flows from investing activities:
   Acquisition of business, net of cash acquired                 (3,739,174)               --
   Purchase of property and equipment                              (273,687)          (51,384)
                                                                -----------       -----------
   Net cash used in investing activities                         (4,012,861)          (51,384)
                                                                -----------       -----------
Cash flows from financing activities:
   Repayment of State Loan                                               --           (82,662)
   Repayment of line of credit, net                                 (75,000)               --
   Deferred financing costs                                         (91,070)
   Proceeds from long term debts                                  3,669,600                --
   Principal payments on long term debt                            (869,713)         (527,780)
   Stock options exercised                                          181,428                --
   Warrant exercised                                                190,000                --
                                                                -----------       -----------
Net cash (used in) provided by financing activities               3,005,245          (610,442)
                                                                -----------       -----------
Currency effects on cash                                             25,785                --
                                                                -----------       -----------
Net decrease in cash and cash equivalents                           460,666            (5,928)
Cash and cash equivalents, beginning of year                        364,559           370,487
                                                                -----------       -----------
Cash and cash equivalents, end of year                          $   825,225       $   364,559
                                                                ===========       ===========
Non-cash financing and investing activities:

Acquisition of IMPAC Companies for note payable
to seller                                                       $   795,680                 0
                                                                ===========       ===========
Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $   295,641       $    38,089
                                                                ===========       ===========
   Cash paid for income taxes                                   $   740,543       $   785,680
                                                                ===========       ===========

                        See notes to financial statements

Mikron Infrared, Inc. and Subsidiaries

                   Notes to consolidated financial statements

                  For the years ended October 31, 2003 and 2002

Mikron Infrared, Inc. (Mikron or the Company), a New Jersey corporation organized in 1969, together with its direct and indirect wholly-owned and partially-owned subsidiaries, develops, manufactures, markets and services equipment and instruments for non-contact temperature measurement. The Company's products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. The predominant market for the Company's hand-held infrared thermometers is industrial quality control applications and maintenance. The Company also markets its products to laboratories and original equipment manufacturers, both domestic and foreign, where "fixed" infrared thermometers are incorporated as integral components of production equipment.

The Company and its subsidiaries also manufacture high resolution thermal imaging products, and manufactures and/or markets calibration sources and a variety of accessories and optional equipment for its infrared thermometers.

The Company qualifies as a small business issuer and is subject to the SB rules for reporting purposes to the Securities and Exchange Commission.

1. Summary of significant accounting policies:

Principles of consolidation

The consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and account balances have been eliminated.

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

Intangible Assets

As a result of the acquisition of the IMPAC Companies, we determined with the help of evaluation specialists, that the customer list has a value of $1,000,000 amortized over ten years. We also determined that the trade names have a value of $1,800,000 and have an indefinite life for amortization purposes.

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. At October 31, 2003, the Company believes that there has been no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired.

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations" (SFAS 141); SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These pronouncements were adopted November 1, 2002

SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations." Under SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Among other provisions, SFAS 141 establishes specific criteria for the recognition of intangible assets separate from goodwill acquired in a purchase business combination. We have historically accounted for business combinations using the purchase method and, therefore, SFAS 141 did not have a material impact on our consolidated financial statements.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Opinion No. 17, "Intangible Assets." Under SFAS 142, an intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives will not be amortized, however they will be tested for impairment at least annually. At November 1, 2002 the net carrying amount of goodwill was $560,308. We completed our transitional analysis of goodwill and have determined no adjustments are necessary. During the fourth quarter of fiscal 2003 we completed our annual analysis of goodwill and other intangible assets and determined no adjustments were necessary.

Prior to the adoption of SFAS 142, the Company amortized goodwill over 15 years.

If SFAS 142 had been adopted November 1, 2001, our net income would have been increased because of lower amounts of amortization as follows:

                                                      Basic           Diluted
                               Net Earnings        Earning per      Earning per
                                                      Share            Share
       Net income as
       reported                 $434,389            $   0.10         $   0.09
       Add amortization,
       net of tax                 36,993                0.01             0.00
                                --------            --------         --------
       Adjusted net
       income                   $471,382            $   0.11         $   0.09
                                ========            ========         ========

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

Revenues and accounts receivable

The Company sells its products to independent representatives and directly to third party end-users. Revenue on the sale of product is recognized at the time of shipment when title to the product passes to the independent representative or third part end-user. Royalties are recorded as earned, in accordance with specific terms of each license agreement.

Accounts receivable are customer obligations due under normal trade terms. The Company performs credit evaluations and normally does not require collateral.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of October 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

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

Concentration of risk

The Company purchased 28% and 47% of its inventory from a single supplier in 2003 and 2002, respectively.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables and accounts payable approximate fair value based on the short-term maturity of these instruments.

Stock-based compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires the Company to provide pro-forma information regarding income per share as if compensation cost for options granted under the plan if applicable, has been determined in accordance with the fair value based method in prescribed in SFAS 123. The Company does not plan to adopt the fair value based method prescribed by SFAS 123.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model.

Under accounting provisions of SFAS 123, the Company's net income (loss) to common shareholders and net income (loss) per common share would have been adjusted to the pro forma amounts indicated below:

                                                          Years Ended October 31
                                                             2003        2002
                                                             ----        ----

Net income as reported                                     $981,357    $434,389
Adjustment for fair value of stock options, net of tax       40,440      41,415
                                                           --------    --------
   Pro Forma                                               $940,917    $392,974
                                                           --------    --------
Net income per share basic
   As reported                                             $   0.20    $   0.10
                                                           --------    --------
   Pro forma                                               $   0.19    $   0.09
                                                           --------    --------
Net income per share diluted
   As reported                                             $   0.19    $   0.09
                                                           --------    --------
   Pro forma                                               $   0.18    $   0.09
                                                           --------    --------

Foreign currency translation

The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". The functional currency of the Company's foreign subsidiaries is the local currency. Balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separated component of stockholders' equity. Gains and on currency transactions are reflected in other expense in the consolidated statements of earnings.

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. Comprehensive income comprises net income and other comprehensive income

(loss). Other comprehensive income (loss) principally results from gains and losses on derivative instruments qualifying as cash flow hedges and foreign currency translation.

Derivatives

The Company follows Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133".

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

The Company entered into an interest rate swap contract in November 2002 which converted the variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed- and floating-rate interest payments periodically over the life of the three-year agreement. At October 31, 2003, the interest rate swap had a notional amount of $2,100,000 under which the Company paid a fixed rate of interest, 4.81% percent and received a floating rate of interest, 1.50% plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at October 31, 2003, was a liability due to the counter party of $53,119, and reflected in Other Liabilities. This is the only derivative contract the Company was a party to in fiscal year ended October 31, 2003.

The Company was not party to any derivative transactions designated as fair value hedges during the year ended October 31, 2003. Interest expenses for the year ended October 31, 2003, includes approximately $42,327 of realized net loss related to the hedge discussed above. Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income. The gains and losses on derivatives included in other comprehensive income are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments are made. As of October 31, 2003, the Company had a $53,118 hedge exposure. The Company documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Recently issued accounting principles

In July 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur, be classified as liabilities, not as part of shareholders' equity. Written put options and forward purchase contracts on an equity's own shares and contracts that require issuance of a variable number of shares with a value equal to some specified amounts are also to be classified as liabilities. SFAS 150 is effective for instruments issued or modified after May 15, 2003. SFAS 150 does not currently apply to us.

On November 2002, FASB Interpretation 45 (FIN), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN 45 interprets the guidance in SFAS 5, "Accounting for Contingencies." Specifically, FIN requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issueing the guarantee. The provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 2002. FIN does not currently apply to us.

In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" (FIN46). FIN 46 provides new guidance for the consolidation of variable interest entities for which the voting interest model is difficult to apply. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The new guidance, however, applies to a larger population of entities. FIN 46 does not currently apply to us.

2.    Inventories:

The components of inventories at October 31, 2003 are as follows:

Materials and parts                                                 $ 2,902,376
Work-in-process                                                         709,196
Finished goods                                                        2,108,704
                                                                    -----------
                                                                    $ 5,720,276
                                                                    ===========

3.    Property and equipment:

Property and equipment consists of the following at October 31, 2003:

Machinery and equipment                                             $ 1,493,274
Furniture and fixtures                                                  308,149
Leasehold improvements                                                   83,245
                                                                    -----------
                                                                      1,884,668
Less- Accumulated depreciation                                       (1,397,116)
                                                                    -----------
                                                                    $   487,552
                                                                    ===========

4.    Intangible assets:

The components of intangible assets at October 31, 2003 are as follows:

                                                        Cost        Amortization
                                                     ----------     ------------
Deferred financing costs                             $   91,070      $   27,828
Customer lists                                        1,000,000         100,000
                                                     ----------      ----------
Total intangibles subject to amortization             1,091,070         127,828
Trade names                                           1,800,000              --
                                                     ----------      ----------
Total intangible assets                              $2,891,070      $  127,828
                                                     ==========      ==========

The Company amortizes its customer list over its estimated useful life of 10 years with no significant residual value. Amortization expense for intangible assets excluding trademarks and goodwill was $127,828 and $70,080 for the years ending October 31, 2003 and October 31, 2002 respectively. Intangibles amortization is projected to be approximately $100,000 annually for the next nine years.

5.    Long Term Debt:

      Long term debt consists of the following:

      Principal amount of capital appreciation
      notes providing for a term of five years and
      a semi-annually compounded yield of 9% (the
      "Capital Appreciation Notes"). Interest and
      principal are payable at maturity of
      November 2007. The Capital Appreciation
      Notes are due to two of the company's
      officers and are uncollaterized and
      subordinate to the revolving credit facility
      and bank loan discussed below.                                  $  543,423

      A $4,000,000 revolving credit facility (the
      "Facility") with a bank, collateralized by
      first security interest liens on all
      non-European assets and also by a pledge of
      65% of the share capital of Mikron Europe.
      The facility bears interest at LIBOR plus
      150 basis points or Prime Rate minus 100
      basis points, at the option of the borrower,
      payable monthly. The rate at October 31,
      2003 was 3.00%. The Facility has a maturity
      date of December 20, 2005. The maximum
      amount outstanding was $2,175,000 and the
      average interest rate was 4.81% during 2003.
      At October 31, 2004, $1,004,118 was
      available based on our collateral.                               2,100,000

      Principal amount of a loan from a bank
      collateralized by pledges of all of the
      share capital of IMPAC, Infrapoint, infra
      sensor and Systems and the unconditional
      guarantee of the Company (the "Bank Loan").
      The rate is EURIBOR plus 2.5% and the
      maturity date is September 30, 2006. The
      rate at July 31, 2003 was 5.12%.                                   745,950

      Portion of purchase price payable to one of
      the selling shareholders deferred for a
      period of five years at a semi-annually
      compounded yield of 9%. This indebtedness is
      unsecured and subordinate to the Facility
      and Bank Loan. Unpaid interest and principal
      are payable at maturity in November 2007                           346,024

      Additional indebtedness owed to one selling
      shareholder with various interest rates
      between 5% and 9% and various maturity dates
      between December 31, 2005 and November 25, 2007.                   126,902

      Lines of credit of held by various operating
      companies with interest rates between 8.25%                        256,446
      to 11.25%                                                       ----------
                                                                      $4,118,745
      Less current portion                                               300,601
                                                                      ----------
                                                                      $3,818,144
                                                                      ==========

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. The most restrictive covenants are coverage and leverage ratios. As of October 31, 2003, we were in compliance with all covenants.

Minimum principle repayments over the next five years and thereafter are as follows:

                     2004                                             $  300,601

                     2005                                              2,400,601

                     2006                                                300,601

                     2007                                                 51,951

                     2008                                              1,057,092

                     Future                                                7,899
                                                                      ----------

                     Total                                            $4,118,745
                                                                      ==========

6.    Accrued liabilities:

Accrued liabilities are comprised of the following as of October 31, 2003:

Taxes payable                                                         $  521,320
Accrued payroll                                                          413,804
Commissions payable                                                      218,612
Accrued other                                                            630,752
                                                                      ----------
                                                                      $2,784,488
                                                                      ==========

7.    Employee benefit plans:

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees of its Domestic Operations, which provides for the Company matching 30 percent of the participant's elective deferral, but in no event greater than 1.5 percent of the participant's compensation. The Company's expense for the plan was $31,731 and $27,458 for the fiscal years ended October 31, 2003 and 2002, respectively.

IMPAC Electronic GmbH has a pension plan for its employees hired prior to January 1989. The Plan has been funded by an insurance contract, but payments are the responsibility of IMPAC Electronic GmbH. As a result, the insurance contract and accrued benefit obligation have been reflected as an asset and liability, respectively, in the accompanying balance sheet.

The net periodic pension cost for this plan for the year ended October 31, 2003 includes the following components:

      Service cost                                            $     6,477
      Interest cost                                                61,444
                                                              -----------
      Net periodic pension cost                               $    67,921

The benefit obligation recorded in the Company's consolidated balance sheet at October 31, 2003 are as follows:

      Benefit obligation December 1, 2002                     $ 1,384,156
      Service cost                                                  6,477
      Interest cost                                                61,444
      Currency loss                                               191,996
      Actuarial loss                                                5,351
      Pension payments                                            (54,615)
      Projected benefit obligation October 31, 2003           $ 1,594,809
      Unrecognized actuarial gain                                ($18,727)
      Accrued pension liability                               $ 1,576,082

Key economic assumptions used in these determinations are as follows:

      Discount rate                                                   5.5%
      Compensation increase rate                                      2.5%
      Retiree cost of living adjustment                              2.00%

The IMPAC Companies also have a defined contribution retirement plan for employees who were hired January 1989 and later, and for employees who were hired before January 1989 and who voluntarily agreed to be covered by the latter plan. The Company pays the entire premium for this latter plan. The amount paid in fiscal year ended October 31, 2003 for both of IMPAC Company's retirement plans was $33,486.

8.    Stock option plan:

The Company has an Omnibus Stock Incentive Plan (the Plan) under which non-qualified or incentive stock options may be granted to its employees, officers, directors and others. Total options available for grant under the Plan are 857,140.

During the quarter ended April 30, 2001, the Board of Directors approved the modification of vesting provisions of the performance based options granted in fiscal 2000 under the Plan. Under the terms of the modifications, options to purchase 277,142 shares of common stock will vest no later than April 30, 2004. The shares may vest on accelerated schedules if certain performance targets are met. Compensation expense of $5,352 and $10,917 associated with these options was recorded in fiscal 2003 and 2002, respectively.

In May 2003 the stockholders approved an amended and restated Omnibus Stock Incentive Plan (the Amended Plan) under which non-qualified or incentive stock options may be granted to its employees, officers, directors and others. No options were granted in fiscal year 2003 or 2002.

The following summarizes all stock option activity:

                                                      Weighted
                                                       Average
                                                      Exercise
                                          Shares        Price
                                          ------      --------

Options outstanding
October 31, 2001                          517,856       $1.200
    Cancelled                             (20,000)       1.000
                                         ---------------------
Options outstanding
October 31, 2002                          497,856        1.228
                                         ---------------------
    Exercised                            (181,428)       1.000
                                         ---------------------
Options outstanding
October 31, 2003                          316,428        1.360
                                         ---------------------

The following table summarizes information about stock options outstanding at October 31, 2003:

                Options Outstanding                      Options Exercisable
                             Weighted
               Number of     Average        Weighted                   Weighted
Range of       options       Remaining      Average      Number        Average
Exercise       Outstanding   Contractual    Exercise     Exercisable   Exercise
Price          10/31/03      Life           Price        at 10/31/03   Price

$1.00-$1.09    231,428       21 months      $1.008       226,428       $1.006

$2.3175        85,000        21 months      $2.3175      85,000        $2.3175

Total          316,428       21 months      $1.360       311,428       $1.364

The number of shares available for issuance pursuant to future grants ands awards under the Plan as of October 31, 2003 and 2002 were 359,284.

9.    Warrants

In May 1999, the Company entered into an agreement with an investment banking firm owned by the Company's former chairman. According to the terms of the agreement, the investment banking firm was to receive annual compensation of $60,000 over three years and was entitled to receive warrants to purchase 100,000 shares of the Company's Common stock at $1.00 a share. The warrants were exercisable over 5 years from the date of grant. The fair value of the warrant as of the grant date was $75,000. This asset was expensed on a straight line basis over the three year term of the agreement. Expense of $0 and $12,500 associated with this warrant was recorded in 2003 and 2002, respectively. These warrants were exercised in April and June 2003.

10.   Income taxes:

Income tax provision for the years ended October 31, 2003 and 2002, is as follows:

                                                  2003                   2002
                                               ---------              ---------
Current
   Federal                                     $ 336,640              $ 168,000
   State                                         106,550                 30,563
   Foreign                                       234,525
                                               ---------              ---------
Total current                                    677,715                198,563
                                               ---------              ---------
Deferred
   Federal                                        69,341                 35,133
   State                                          12,237                  6,082
   Foreign                                      (119,393)                    --
                                               ---------              ---------
Total deferred                                   (37,815)               (41,215)
                                               ---------              ---------
Total Tax                                      $ 639,900              $ 239,778
                                               =========              =========

The components of income before income taxes are as follows:

                                              Year Ended             Year Ended
                                              October 31,            October 31,
                                                 2003                    2002
                                              -----------            -----------
Domestic                                      $1,356,582              $  674,167

Foreign                                          264,675                      --
                                              ----------              ----------
                                              $1,621,257              $  674,167

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference as of October 31, 2003 and 2002, are as follows:

                                                          2003            2002
                                                          ----            ----
Federal statutory rate                                    34.0%           34.0%
State taxes, net of federal benefit                        5.6             3.6
Foreign rate in excess of US rate                           .5              --
Non deductible amortization                                4.0              --
Other                                                     (.61)           (2.0)
                                                          ----            ----
Effective tax rate                                        39.5%           35.6%
                                                          ====            ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of October 31, 2003 and 2002, are as follows:

                                                                         2003
                                                                      ---------
Deferred tax assets
  Bad debt reserves                                                   $  18,821
  Inventory reserves and capitalization                                 205,407
  Inter-company profits                                                  41,321
  Accrued liabilities                                                    62,395
                                                                      ---------
  Deferred tax assets-current                                           327,944
  Accrued pension                                                       106,627
                                                                      ---------
  Total deferred tax assets                                             434,571
Deferred tax liabilities
  Goodwill                                                            ($ 19,237)
  Customer list                                                        (360,000)
                                                                      ---------
    Total deferred tax                                                $  55,334
                                                                      =========

11.   Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and awards. The following table presents the shares used in computing basic and diluted earnings per share for 2003 and 2002.

                                                           2003           2002
                                                        ---------      ---------
   Average common shares outstanding for basic
   computation                                          4,951,824      4,288,200

   Incremental shares issuable for stock options
   and awards                                             157,752        299,108
                                                        ---------      ---------
   Average common shares outstanding for diluted
   computation                                          5,109,576      4,587,308
                                                        =========      =========

No options or warrants were anti-dilutive in fiscal 2003 or 2002.

12.   Commitments and contingencies:

License

The Company has a 10-year worldwide license to manufacture and sell microcomputer pyrometers using Quantum Logic Corporation's patented laser technology. If Mikron fails to sell $300,000 per year, Quantum Logic Corporation has the right to withdraw its license. The Company failed to sell $300,000 of Quantum Logic Corporation's patented laser technology in fiscal year ended October 31, 2003, and Quantum Logic has not exercised its right to withdraw its license.

Operating leases

The Company maintains its primary corporate, administrative, manufacturing, and warehousing facility in Oakland, New Jersey. It currently occupies a portion of the building and subleases the balance of the property. The lease, which expires on November 30, 2005, requires the Company to pay real estate taxes, insurance, maintenance and other operating costs. The lease provides for rent payments at a fixed annual amount of approximately $450,000 payable in equal monthly installments through November 2005. The Company also maintains sales offices in Hancock, Michigan and in Ventura, California with annual lease payments for both locations totaling approximately $46,000.

The Company has seven real estate leases in Europe for our various manufacturing, sales, management and research and development activities. The leases have various terms and lengths from a one month lease to a leases that expires in February 2007.

Lease expenses for the years ended October 31, 2003 and 2002, was approximately $901,696 and $321,185 respectively.

At October 31, 2003, the minimum future rental commitments under all non-cancelable operating leases with terms greater than one year, are as follows:

Year Ending October 31
2004                                                            $     956,727
2005                                                                  845,651
2006                                                                  293,981
2007                                                                   98,936
2008                                                                   43,281

Employment contracts

The Company has an employment agreement with an officer expiring December 31, 2003. The agreement provides for compensation of $150,000 for each year during the period 2001 through 2003. The Company has renewed this contract with a new expiration date of December 31, 2004. The agreement provides for compensation of $155,000 for that year.

The Company also has employment contracts with two other officers for two-year terms, which commenced in May 2003. The annual compensation payable under those contracts is $230,000 and $140,000, respectively.

Purchase agreement

In October 1999, the Company acquired the assets of Texas Infrared, Inc., a Hancock, Michigan based manufacturer of a fixed mounted, un-cooled focal plane array thermal imaging camera and a sophisticated software package that enables users to acquire and analyze images and generate reports. Pursuant to the Texas Infrared purchase agreement, the Company will pay the owner of the selling entity royalties equal to five percent of the net revenues generated from the Company's sales of industrial fixed position un-cooled focal plane array thermal imaging cameras, together with all other equipment, software and engineering services included in such sales. The royalties will be paid from November 1, 1999 to October 31, 2004. Royalties of $38,417 and $11,562 were paid by the Company related to this arrangement in 2003 and 2002 respectively.

Other

On May 7, 2003, the Company received an amended summons and amended verified complaint in an action entitled Catalyst Financial LLC F/K/A Catalyst Financial Corp. vs Mikron Infrared, Inc. F/K/A Mikron Instrument Company, Inc. The complaint alleged that the plaintiff was entitled to receive a finder's fee in connection with the Company's acquisition of the IMPAC Companies and sought damages of at least $150,560. The complaint was settled for $50,000 in October 2003 without acknowledging that the plaintiff was entitled to receive any payment.

The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the opinion of management, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

13. Related-party transactions:

The Company purchases certain of its products from a Japanese company that was a shareholder. They sold their shares in March 2003 and are no longer considered a related party. The Company's purchases from the related party in the years ended October 31, 2003 and 2002 were $1,919,522 and $2,399,924, respectively.

On November 27, 2002, we borrowed the principal amount of $250,000 each from two of our officers and directors. The proceeds of those loans were employed in connection our acquisition of the IMPAC companies. We borrowed those funds pursuant to the terms of identical capital appreciation notes that provide for no payments of any kind during the term of five years and a semi-annually compounded yield of 9%. Payment of these obligations is not secured by any of our assets. These loans have been subordinated to payment under the capital appreciation notes to the entitlements of Fleet National Bank to repayment of the amount we borrowed from them in connection with the IMPAC companies acquisition. Our Board (other than the two note holders) approved the terms of the capital appreciation notes after reaching a determination that those terms were competitive with the terms that we would have to accept from an unrelated third party lender, based upon the risks involved and the fact that no principal or interest was required to be paid until maturity. The amount due on each of these notes on October 31, 2003 was $271,711

14.   Acquisition:

On November 27, 2002, the Company, through a German subsidiary ("Mikron Europe"), purchased:

      o     IMPAC Electronic GmbH ("IMPAC"),

      o     infra sensor Spezialpyrometer GmbH ("infra sensor"),

      o     INFRAPOINT Messtechnik GmbH ("Infrapoint"),

      o     IMPAC France, Sarl ("IMPAC France") and

      o     IMPAC Infrared Ltd. ("Infrared")

      o     IMPAC Systems GmbH

The IMPAC Companies, which are headquartered in Frankfurt am Main, Germany, and which have satellite operations in Dresden, Ilmenau, Magdeburg and Erstein (France), are ISO 9001 certified manufacturers and sellers of pyrometer calibration sources and non-contact single point temperature measurement devices. IMPAC has been in business for the past 35 years, and has more than 34,000 customer installations worldwide. The IMPAC Companies manufacture and sell various models of portable and fixed pyrometers that have been engineered for non-contact measurement of temperatures ranging from -32 degrees Celsius to 3,500 degrees Celsius in more than 1,500 industrial applications. The IMPAC Companies sell their products under the impac(R), Infratherm(R) and Tastotherm(R) registered brand names through a direct sales force in Germany, through sales offices maintained by IMPAC France in France and by Infrared in Great Britain, and throughout the rest of the world via a network of sales representatives

The purchase price that Mikron Europe paid to the Sellers for the IMPAC Companies approximately $3,800,000 (inclusive of all closing adjustments) plus 600,000 unregistered shares of the Company's common stock.

In addition, Mikron Europe assumed two loan obligations owed by IMPAC and Infrapoint to one of the selling shareholders by paying to him the approximately $125,000 aggregate principal amount of those obligations.

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

      o unconditionally guaranteeing the payment and performance of a $993,600 loan that ING BHF-Bank has made to Mikron Europe which is collateralized by pledges of all of the share capital of IMPAC, Infrapoint, infra sensor and Systems owned by Mikron Europe; and

      o deferring the payment of $794,880 of the purchase price owed to two of the selling shareholders under the Purchase Agreement, pursuant to terms and conditions that are substantially identical to the terms and conditions set forth in the Capital Appreciation Notes.

            The following table represents the unaudited pro forma results of operations as though the acquisition of the IMPAC Companies occurred on November 1, 2001.

                                                 2003             2002
                                                 ----             ----
            Net Revenue                      $23,745,084      $15,208,163
            Operating Profit                   2,018,652          815,006
            Income Before Income  Taxes        1,646,822          572,635
            Net Income                           996,696          347,493

            Earnings Per Share
                 Basic                             $0.20            $0.06
                 Diluted                           $0.19            $0.05

            The allocation of the purchase price is as follows:

            Cash                                          $   506,984
            Accounts receivable                             1,396,604
            Inventory                                       1,935,757
            Deferred taxes                                     11,358
            Equipment                                         156,370
            Other Assets                                    1,272,160
            Customer lists                                  1,000,000
            Trade names                                     1,800,000
            Goodwill                                        2,680,151
                                                          -----------
            Total assets                                   10,759,384
                                                          -----------
            Accounts payable and accrued liabilities        1,467,658
            Pension liability                               1,284,159
            Long-term debt                                  1,294,189
            Deferred taxes                                    400,000
            Net investment                                  6,313,378
                                                          -----------

Management completed the purchase price allocation including the allocation to intangibles in the fourth quarter of fiscal 2003. As a result, amortization of customer lists of $100,000 for the entire year was recorded in the fourth quarter.

15.   Segments:

Segment information

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has two separable reportable operating segments. In 2003 and 2002, 26% and 22%, respectively of net sales of our Domestic Operations were generated from export sales.

since its domestic and foreign operations are similar and meet the aggregation criteria of SFAS 131, "Disclosures about segments of an enterprise and related information"..

Geographic information is as follows:

                                           Year Ended        Year Ended
                                           October 31,       October 31,
            Revenues                           2003              2002
                                           -----------       -----------

            Domestic                       $15,315,243       $12,894,013

            European                         7,759,851                --
                                           $23,075,094       $12,894,013
                                           ===========       ===========
            Long-lived assets
            Domestic                       $ 6,842,287       $ 1,157,644
            European                         6,665,866                --
            Elimination                     (5,418,708)               --
                                           $ 8,089,445       $ 1,157,644
                                           ===========       ===========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of January, 2004.

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

         Signature                            Title                           Date
         ---------                            -----                           ----
/s/ Gerald D. Posner             (Principal) Executive Officer,        January 29, 2004
----------------------------     Director
     Gerald D. Posner

/s/ Paul A. Kohmescher           Chief (Principal) Financial           January 29, 2004
----------------------------     Officer
     Paul A. Kohmescher

/s/ Lawrence C. Karlson          Chairman of the Board                 January 29, 2004
----------------------------
     Lawrence C. Karlson

/s/ Keikhosrow Irani             Chief Technical Officer, Director     January 29, 2004
----------------------------
     Keikhosrow Irani

/s/ Dennis L. Stoneman           Vice President, Director              January 29, 2004
----------------------------
     Dennis L. Stoneman

/s/ William J. Eckenrode         Director                              January 29, 2004
----------------------------
     William J. Eckenrode

/s/ Henry M. Rowan               Director                              January 29, 2004
----------------------------
     Henry M. Rowan