Form 10QSB
period 2004-01-31
MIKRON INFRARED INC
filed 2004-03-15
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 2004

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

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of March 15, 2004 was 5,259,628 shares.

                      Mikron Infrared, Inc. and Subsidiary

                                      Index

                                                                        Page No.
                                                                        --------

Item 1.   Financial Statements..........................................    3

          Consolidated Balance Sheet - January 31, 2004 - Unaudited.....    3

          Consolidated Statements of Operations - Three months
          ended January 31, 2004 - Unaudited............................    4

          Consolidated Statements of Comprehensive Income - Three
          months ended January 31, 2004 - Unaudited.....................    4

          Consolidated Statement of Cash Flows - Three months ended
           January 31, 2004 - Unaudited.................................    5

          Notes to Consolidated Financial Statements....................    6

Item 2.   Management's Discussion And Analysis of Financial Condition
          And Results Of Operations.....................................   12

Item 3.   Controls and Procedures.......................................   14

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..............................   15

SIGNATURES..............................................................   16

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

                     Mikron Infrared, Inc. and Subsidiaries
                           Consolidated balance sheet

                                   (Unaudited)

                                                                    January 31,
                                                                       2004
                                                                   ------------
Assets
Current assets:
   Cash and cash equivalents                                       $    734,636
   Accounts receivable, less allowance for doubtful
   accounts of $140,996                                               3,622,242
   Inventories                                                        6,416,524
   Deferred tax - current                                               539,637
   Prepaid expenses and other current assets                            610,814
                                                                   ------------
Total current assets                                                 11,923,853
Property and equipment, net of accumulated depreciation
of $1,459,530                                                           458,877
Intangibles, net of accumulated amortization of $160,417              2,730,654
Goodwill, net of accumulated amortization of $124,247                 3,301,448
Other assets                                                          1,532,011
                                                                   ------------
Total                                                              $ 19,946,843
                                                                   ============
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                $  1,193,976
   Accrued liabilities                                                2,204,193
   Current  portion of long term debt                                   310,400
                                                                   ------------
Total current liabilities                                             3,708,569
                                                                   ------------
Long term debt                                                        3,509,063
Long term debt-related parties                                          555,513
Accrued pension benefits                                              1,693,859
Deferred taxes                                                          449,010
Other liabilities                                                        53,927
                                                                   ------------
Total liabilities                                                     9,969,941
                                                                   ------------
Minority interest                                                        10,466
                                                                   ------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.003 par value; 15,000,000 shares
   authorized, 5,259,628 shares issued and outstanding                   15,780
   Additional paid-in capital                                         7,067,447
   Retained earnings                                                  2,888,916
   Other comprehensive income                                            (5,707)
                                                                   ------------
Total shareholders' equity                                            9,966,436
                                                                   ------------
Total                                                              $ 19,946,843
                                                                   ============

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                      Consolidated statements of operations

                                   (Unaudited)

                                                        Three Months Ended
                                                           January 31,
                                                   ----------------------------
                                                      2004             2003
                                                   -----------      -----------
Revenues:
   Net sales                                       $ 5,896,393      $ 5,309,948
   Royalties                                                 0           16,112
                                                   -----------      -----------
Total revenues                                       5,896,393        5,326,060
                                                   -----------      -----------
Costs and expenses:
   Cost of goods sold                                2,880,413        2,760,538
   Selling, general and administrative               1,989,473        1,506,571
   Research, development and engineering               494,140          358,181
                                                   -----------      -----------
Total costs and expenses                             5,364,026        4,625,290
                                                   -----------      -----------
Income from operations                                 532,367          700,770
Other income (expense):
   Interest expense                                    (69,280)         (58,587)
   Other (expense) income, net                          (3,623)           9,569
                                                   -----------      -----------
Net income before income taxes                         459,464          651,752
    Income tax provision                              (177,548)        (271,097)
                                                   -----------      -----------
Net income                                         $   281,916      $   380,655
                                                   ===========      ===========
Net income per share-basic                         $      0.05      $      0.08
                                                   ===========      ===========
Weighted average number of shares-basic              5,259,628        4,721,600
                                                   ===========      ===========
Net income per share-diluted                       $      0.05      $      0.08
                                                   ===========      ===========
Weighted average number of shares-diluted            5,421,808        4,974,988
                                                   ===========      ===========

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                           Three Months Ended
                                                              January 31,
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------
Net income                                               $ 281,916    $ 380,655
Other comprehensive income
Foreign currency exchange                                      806     (152,723)
Reclassification adjustment for cash flow hedge losses       6,919      (40,196)
included in net income, net of tax
Change in fair value of cash flow hedge, net of tax         (7,403)       5,300
                                                         ---------    ---------
Comprehensive income                                     $ 282,238    $ 193,036
                                                         =========    =========

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries
                      Consolidated statements of cash flows
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            January 31,
                                                                    ---------------------------
                                                                       2004              2003
                                                                    ---------       -----------
Cash flows from operating activities:
   Net income                                                       $ 281,916       $   380,656
   Adjustments to reconcile net income to net cash provided by
   (used in)  operating activities:
     Depreciation                                                      56,685            40,038
     Amortization                                                      32,589                --
     Stock compensation expense                                            --             2,676
     Deferred income tax (benefit) expense                             (6,173)          (35,700)
     Accrued interest-related parties                                  12,090             8,063
     Minority interest                                                  5,922             5,408
     Changes in assets and liabilities, net of effect of
         acquisition-
     Decrease in accounts receivable                                  660,791            21,779
     (Increase) decrease in inventories                              (557,481)          691,244
     (Increase) decrease in prepaid and other current  assets         112,376           (13,398)
      (Increase) decrease in other assets                              (4,719)               --
     Increase in pension liability                                     12,292                --
     Increase (decrease) in accounts payable and accrued
     liabilities                                                     (444,382)          271,811
                                                                    ---------       -----------
Net cash provided by operating activities                             161,906         1,372,577
                                                                    ---------       -----------
Cash flows from investing activities:
   Acquisition of business, net of cash acquired                      (58,460)       (3,403,752)
   Purchase of property and equipment                                 (18,092)           (6,207)
                                                                    ---------       -----------
   Net cash used in investing activities                              (76,552)       (3,409,959)
                                                                    ---------       -----------
Cash flows from financing activities:
   Repayment of line of credit, net                                  (117,085)         (129,515)
   Deferred financing costs                                                --          (206,766)
   Proceeds from long term debts                                           --         3,664,500
   Principal payments on long term debt                               (87,198)         (134,594)
                                                                    ---------       -----------
Net cash (used in) provided by financing activities                  (204,283)        3,193,625
                                                                    ---------       -----------
Currency effects on cash                                                  806            25,079
                                                                    ---------       -----------
Net increase (decrease) in cash and cash equivalents                 (118,123)        1,181,322
Cash and cash equivalents, beginning of period                        846,860           364,559
                                                                    ---------       -----------
Cash and cash equivalents, end of period                            $ 728,737       $ 1,545,881
                                                                    =========       ===========
Non-cash financing and investing activities:
Acquisition of IMPAC Companies for note payable to seller           $      --       $   812,562
                                                                    =========       ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $  43,891       $    48,249
                                                                    =========       ===========
   Cash paid for income taxes                                       $  31,296       $     2,768
                                                                    =========       ===========

                        See notes to financial statements

                   Notes to Consolidated Financial Statements

                                January 31, 2004
                                   (Unaudited)

1.    Basis of Presentation

Our unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our October 31, 2003 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with Generally Accepted Accounting Principles
(GAAP) have been omitted or condensed pursuant to such rules and regulations.

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of January 31, 2004 and the results of operations and cash flows for the three month periods ended January 31, 2004 and 2003. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

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

Intangible assets

      As a result of the acquisition of the IMPAC Companies, we determined with the help of evaluation specialists, that the customer list has a value of $1,000,000. It is being amortized over ten years. We also determined that the trade names have a value of $1,800,000 and have an indefinite life for amortization purposes.

      The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. At October 31, 2003, the Company believes that there has been no impairment of its long-lived assets.

Sales

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

If compensation expense for our stock options was recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                                           Three Months Ended
                                                               January 31,
                                                         -----------------------
                                                           2004           2003
                                                         --------       --------
Net income, as reported                                  $281,916       $380,655
Less fair value of stock options                            1,381         10,526
                                                         --------       --------
Pro forma                                                $280,535       $370,129
                                                         ========       ========

Net income per common share, basic and diluted
   As reported                                           $   0.05       $   0.08
   Pro forma                                                 0.05           0.08

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

At January 31, 2004, we had an interest rate swap with a notional amount of $2,100,000 under which we paid a fixed rate of interest, 4.81 percent, and received a floating rate of interest, 1.50 percent plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at January 31, 2004, was a liability due to the counter party of $53,927. We have not entered into any derivative contracts other than this interest rate swap.

5.    Inventory

The components of inventories at January 31, 2004 are as follows:

    Materials and parts                                      $3,059,128
    Work-in Process                                             796,601
    Finished Goods                                            2,560,795
                                                             ----------
                                                             $6,416,524
                                                             ==========

6.    Intangible Assets

The components of intangible assets at January 31, 2004 are as follows:

                                                    Cost         Amortization
                                                 ----------      ------------
Deferred financing costs                         $   91,071        $ 35,417
Customer lists                                    1,000,000         125,000
                                                 ----------        --------
Total intangibles subject to amortization         1,091,071         160,417
Trade names                                       1,800,000              --
                                                 ----------        --------
Total intangible assets                          $2,891,071        $160,417
                                                 ==========        ========

Amortization of deferred financing costs was $32,589 for the three months ended January 31, 2004 and will continue until December 2005 at approximately $128,000 per year, it will then be approximately $100,000 for the subsequent seven years, until November 2012. There was no amortization expense for the three months ended January 31, 2003.

7.    Long Term Debt

Long term debt consists of the following:

      Principal amount of capital appreciation notes providing for a term of five years and a semi-annually compounded yield of 9%
      (the "Capital Appreciation Notes"). The Capital Appreciation
      Notes are due to two of the company's officers and are
      subordinate to the revolving credit facility and bank loan discussed below. The maturity date of these notes is November
      26, 2007.                                                       $  555,513

      A revolving credit facility (the "Facility") with a bank,
      collateralized by first security interest liens on all
      non-European assets and also by a pledge of 65% of the share capital of Mikron Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at
      January 31, 2004 was 2.62%. The Facility has a maturity date
      of December 20, 2005.                                            2,100,000

      Principal amount of a loan from a bank collateralized by
      pledges of all of the share capital of IMPAC, Infrapoint,
      infra sensor and Systems and the unconditional guarantee of the Company (the "Bank Loan"). The rate is EURIBOR plus 2.5%
      and the maturity date is September 30, 2006. The rate at
      January 31, 2004 was 4.80%.                                        853,600

      Portion of purchase price payable to one of the selling
      shareholders deferred for a period of five years at a
      semi-annually compounded yield of 9%. This indebtedness is unsecured and subordinate to the Facility and Bank Loan.
      Maturity date of November 26, 2007.                                602,622

      Various term loans with interest rates between 5% and 9% and various maturity dates between August 30, 2008 and September
      30, 2011.                                                          263,261

                                                                      ----------

                                                                      $4,374,976
Less current portion                                                     310,400
                                                                      ----------
                                                                      $4,064,576
                                                                      ==========

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of January 31, 2004, we were in compliance with all covenants.

8.    Acquisition of IMPAC Companies

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

9.    Segment information

Management reviews its domestic and European operations to evaluate performance and resources. Management has aggregated its operations into one industry segment. Geographic information is as follows:

                                        Three Months
                                           Ended
                                         January 31,
         Revenues                           2004
         --------                       ------------
         Domestic                        $3,144,598
         European                         2,481,795
                                         ----------
                                         $5,896,393
                                         ==========

                                       At January 31,
         Long-lived Assets                 2004
         -----------------             --------------
         Domestic                        $7,141,750
         European                         7,484,605
         Elimination                     (6,603,365)
                                         ----------
                                         $8,022,990
                                         ==========

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

Results of Operations

Total revenues for the three months ended January 31, 2004 were $5,896,393, which represented an 11% increase over total revenues of $5,326,060 for the quarter ended January 31, 2003. The increase can be primarily attributed to the IMPAC Operations being part of Mikron for three months ended January 31, 2004 and only two months for the comparable period ending January 31, 2003, and the effects of currency exchange fluctuations upon those operations.

Royalty income for the three months ended January 31, 2004, was $0 as compared to $16,112 for the three month period ended January 31, 2003. The licensing agreements which generated the royalty income have expired.

Our cost of sales for the three months ended January 31, 2004 was $2,880,413 compared to $2,760,538 for the same period in fiscal 2003. The percentage of cost of sales to net sales for the three-month period ended January 31, 2004 was 49% as compared to 52% for the three-month period ended January 31, 2003. The improvement was due to product mix and a fuller absorption of overhead.

Selling, general and administrative expenses were $1,989,473 for the three months ended January 31, 2004 compared to $1,506,571 for the same period in fiscal 2003. This increase was due mainly to three months expenses in the period ending January 31, 2004 versus two months for the comparable period ending January 31, 2003 for IMPAC Operations which amounted to approximately $302,000, the unfavorable currency exchange rate effect on the S,G & A expenses of the IMPAC Operations $58,000, a $38,000 increase in compensation expenses, a $34,000 increase in product advertisement and promotion, and a $33,000 increase in amortization for the financing fees and customer list.

Research and development expenses increased for the quarter ended January 31, 2004 to $494,140 as compared to $358,181 for the same quarter in 2003. The primary reasons for this increase were the inclusion of three months of IMPAC Operations expenses in 2004 versus two months in 2003 which amounted to approximately $69,000, the unfavorable currency exchange rate effect on the R&D expenses of the IMPAC Operations aggregating $15,000 and $11,000 of increased personnel costs.

Our income from operations for the three months ended January 31, 2004 was $532,367 compared to $700,770 for the comparable period in fiscal 2003. The decrease is due to the reasons discussed above.

Our interest expense for the three months ended January 31, 2004 was $69,280 compared to $58,587 for the same period last year. The increase was due to the effect of the funds we borrowed to finance the IMPAC acquisition during the entire first quarter of fiscal 2004, as opposed to the partial impact of those borrowings during two of the three months ended January 31, 2003.

The change in our other income net of an expense $3,623 for the three months ended January 31, 2004, as compared to net income for the comparable period in fiscal 2003 of $9,569, was due primarily to interest income.

Our net income before the provision for income taxes for the three months ended January 31, 2004 was $459,464 compared to $651,752 for the comparable period in fiscal 2003.

Our effective tax rate for the three-month period ended January 31, 2004 was 38.6%. Our effective tax rate in the first quarter of fiscal 2003 was 41.6%. The decrease reflects a lower effective tax rate applicable to our IMPAC Operations.

Our net income for the three months ended January 31, 2004 was $281,916 compared to $380,655 for the comparable period in fiscal 2003. The 25.9% decrease in net income was due to expenses increasing by a 15.9% rate over the same quarter last year while sales increased at an11.0% rate over the same quarter last year.

Liquidity and Capital Resources

At January 31, 2004, we held $734,636 in cash, and we had $3,622,242 in accounts receivable. The decrease in cash of $118,123 since October 31, 2003 resulted primarily from an increase in cash from operations of $161,906, and currency exchange of 806, offset by a use of cash in financing activities of $204,283 and investing activities of $76,552.

Our working capital at January 31, 2004 was $8,215,284 as compared to $7,627,038 at year-end October 31, 2003. This increase primarily was a result of our net income for the period and an increase in inventory and partially offset by a decrease in accounts receivable.

As of January 31, 2004, we had an additional $1,048,000 of available credit under the Facility. In addition, we have unused lines of credit in Europe which amount to approximately $640,000. See, "Acquisition of IMPAC Companies."

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

      a.    Exhibits

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

      On October 24, 2004, we filed Amendment No. 2 to our Current Report on Form 8-K/A (the "Amendment") in order to amend the Current Report on Form 8-K that we filed on November 27, 2002, as amended on February 10, 2003 (the "Report"). The Amendment was filed to provide financial information required by Items 7(a) and 7(b) of Form 8-K with regard to our acquisition of the IMPAC Companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB for the Quarter ended January 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

March 15, 2004

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