Form 10KSB/A
period 2003-10-31
MIKRON INFRARED INC
filed 2004-03-22
CIK 787809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-KSB\A
                                 Amendment No. 1
                          ANNUAL OR TRANSITIONAL REPORT
                                   (Mark One)
               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003
                                       OR
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 28 , 2004, based upon the average high and low prices of such stock on that date was $25,938,649. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

The number of shares of the registrant's common stock outstanding as of January 28, 2004 was 5,259,628.

Transitional Small Business Disclosure Format Yes |_| No |X|

                              MIKRON INFRARED, INC.

                           FORM 10-K/A Amendment No. 1

                       Fiscal Year Ended October 31, 2003

                                EXPLANATORY NOTE

      This Amendment No. 1 to the Annual Report on Form 10-KSB of Mikron Infrared, Inc. (the "Company") amends the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003, originally filed on January 29, 2004 (the "Original Filing"). The Company is amending Part III, Item 10 to add certain information regarding unexercised options held by two Named Executives and to revise the disclosures regarding Long Term Compensation contained in the Summary Compensation Table.

      Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

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

                           SUMMARY COMPENSATION TABLE

                                                                                            Long Term
                                                                                          Compensation
                                                  Annual Compensation                        Awards
                                      -------------------------------------------    ------------------------
                                                                                     Restricted   Securities
  Name and Principal                                               Other Annual         Stock     Underlying
       Position              Year     Salary ($)     Bonus ($)   Compensation ($)     Awards($)   Options (#)
-----------------------      ----     ----------     ---------   ----------------    ----------   -----------
Gerald D. Posner, CEO        2003      $208,000       $10,000       $ 4,000(1)
Gerald D. Posner, CEO        2002       208,000           (2)
Gerald D. Posner, CEO        2001       208,000
Keikhosrow Irani, CTO        2003       150,000                      11,000
Keikhosrow Irani, CTO        2002       150,000                      11,000
Keikhosrow Irani, CTO        2001       148,462                      11,000
Dennis Stoneman, EVP         2003       120,000        10,000         6,000(3)                        (4)
Dennis Stoneman, EVP         2002       120,000           (2)         6,000(3)
Dennis Stoneman, VP          2001       120,000                       6,000(3)
Paul A. Kohmescher, CFO      2003        98,402        10,000         5,000(5)
Paul A. Kohmescher, CFO      2002        93,040         8,617         5,000(5)

(1)   Mr. Posner receives a car allowance.

(2) Does not include a $10,000 cash bonus awarded in fiscal 2003 with regard to fiscal 2002. The bonus was recorded as compensation income paid to the Executive in fiscal 2003.

(3)   Mr. Stoneman receives a car allowance.

(4) Does not include compensation derived from the exercise in fiscal 2003 of an option to purchase 171,428 shares of common stock granted in 1999 pursuant to the Executive's employment agreement. See" Employment Contracts, Termination of Employment and Change in Control Arrangements;" and "Aggregated Option/SAR Exercises In Last Fiscal Year and Fiscal Year-End Option/SAR Values."

(5)   Mr. Kohmescher receives a car allowance.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The Company did not grant any options or SARs to any of the Named Executive Officers during the fiscal year ended October 31, 2003.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

      None of the Named Executive Officers exercised any options during the fiscal year ended October 31, 2003, except Mr. Stoneman. The following table sets forth certain information regarding the options held by the Named Executive
Officers:

 Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                      Number of Securities      Value of Unexercised In-the
                                   Shares                            Underlying Unexercised        Money Options/SARs at
                                 Acquired on         Value         Options/SARs at FY-End (#)             FY-End ($)
Name                             Exercise (#)     Realized ($)     Exercisable/Unexercisable     Exercisable/Unexercisable
----                             ------------     ------------     -------------------------     -------------------------
Gerald D. Posner, CEO                   --                --                171,428/0                     $737,140/$0
Dennis Stoneman, EVP               171,428          $722,569                        0                               0
Paul A. Kohmescher, VP and CFO          --                --             15,000/5,000                 $63,150/$21,050

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

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mikron Infrared, Inc. has duly caused this Amendment No. 1 on Form 10-KSB\A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MIKRON INFRARED , INC.
                                      (REGISTRANT)


Date: March 22, 2004                  By:        /s/ Paul A. Kohmescher
                                         ---------------------------------------
                                                   Paul A. Kohmescher
                                                   Vice President and
                                           Chief (Principle) Financial Officer