Form 10QSB
period 2004-04-30
MIKRON INFRARED INC
filed 2004-06-08
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of June 8, 2004 was 5,259,628 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                      Mikron Infrared, Inc. and Subsidiary

                                      Index

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements..............................................   3

        Consolidated Balance Sheet - April 30, 2004 - Unaudited...........   3

        Consolidated Statements of Operations - Three and six months
        ended April 30, 2004 - Unaudited..................................   4

        Consolidated Statements of Comprehensive Income - Three and six
        months ended April 30, 2004 - Unaudited...........................   5

        Consolidated Statement of Cash Flows - Six months ended
        April 30, 2004 and 2002- Unaudited................................   6

        Notes to Consolidated Financial Statements........................   7

Item 2. Management's Discussion And Analysis of Financial Condition
        And Results Of Operations.........................................  12

Item 3. Controls and Procedures...........................................  14

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...............  15

Item 6. Exhibits and Reports on Form 8-K..................................  15

SIGNATURES................................................................  16

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

                     Mikron Infrared, Inc. and Subsidiaries
                           Consolidated balance sheet

                                   (Unaudited)

                                                              April 30,
                                                                 2004
                                                             ------------
Assets
Current assets:
   Cash and cash equivalents                                 $    626,723
   Accounts receivable, less allowance for doubtful
   accounts of $149,929                                         4,070,509
   Inventories                                                  6,638,524
   Deferred tax - current                                         529,993
   Prepaid expenses and other current assets                      538,091
                                                             ------------
Total current assets                                           12,403,840
Property and equipment, net of accumulated depreciation of
$1,432,373                                                        413,231
Intangibles, net of accumulated amortization of $193,005        2,698,065
Goodwill, net of accumulated amortization of $124,247           3,322,039
Other assets                                                    1,480,316
                                                             ------------
Total                                                        $ 20,317,491
                                                             ============
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                          $  1,416,383
   Accrued liabilities                                          2,256,732
   Current  portion of long term debt                             347,933
                                                             ------------
Total current liabilities                                       4,021,048
                                                             ------------
Long term debt                                                  3,339,950
Long term debt-related parties                                    567,852
Accrued pension benefits                                        1,634,787
Deferred taxes                                                    449,010
Other liabilities                                                  38,440
                                                             ------------
Total liabilities                                              10,051,087
                                                             ------------
Minority interest                                                   7,680
                                                             ------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.003 par value; 15,000,000 shares
   authorized, 5,259,628 shares issued and outstanding             15,780
   Additional paid-in capital                                   7,067,447
   Retained earnings                                            3,201,649
   Other comprehensive income (loss)                              (26,152)
                                                             ------------
Total shareholders' equity                                     10,258,724
                                                             ------------
Total                                                        $ 20,317,491
                                                             ============

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                      Consolidated statements of operations

                                   (Unaudited)

                                     Three Months Ended             Six Months Ended
                                          April 30                      April 30,
                                 --------------------------    ----------------------------
                                     2004           2003            2004            2003
                                 -----------    -----------    ------------    ------------
Revenues:
   Net sales                     $ 6,277,212    $ 5,195,714    $ 12,173,605    $ 10,505,663
   Royalties                               0              0               0          16,112
                                 -----------    -----------    ------------    ------------
Total revenues                     6,277,212      5,195,714      12,173,605      10,521,775
                                 -----------    -----------    ------------    ------------
Costs and expenses:
   Cost of goods sold              2,999,226      2,576,145       5,879,639       5,336,684

   Selling, general and
   administrative                  2,207,649      1,936,609       4,197,126       3,443,180

   Research, development and
   engineering                       501,973        431,808         996,112         789,989
                                 -----------    -----------    ------------    ------------
Total costs and expenses           5,708,848      4,944,562      11,072,877       9,569,853
                                 -----------    -----------    ------------    ------------
Income from operations               568,367        251,152       1,100,728         951,922
                                 -----------    -----------    ------------    ------------
Other expense:
   Interest expense                  (66,016)       (75,630)       (135,296)       (133,304)
   Other expense, net                    (46)        (9,626)         (3,669)           (970)
                                 -----------    -----------    ------------    ------------
Net income before income taxes       502,302        165,896         961,762         817,648
    Income tax provision            (189,567)       (49,258)       (367,114)       (320,355)
                                 -----------    -----------    ------------    ------------
Net income                       $   312,735    $   116,638    $    594,648    $    497,293
                                 ===========    ===========    ============    ============

Net income per share-basic       $      0.06    $      0.02    $       0.11    $       0.10
                                 ===========    ===========    ============    ============
Weighted average number of
shares-basic                       5,259,628      4,908,200       5,259,628       4,814,950
                                 ===========    ===========    ============    ============
Net income per share-diluted     $      0.06    $      0.02    $       0.11    $       0.10
                                 ===========    ===========    ============    ============
Weighted average number of
shares-diluted                     5,420,761      5,165,030       5,420,761       5,071,780
                                 ===========    ===========    ============    ============

                        See notes to financial statements

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                            Three Months Ended              Six Months Ended
                                                 April 30                       April 30,
                                          -----------------------       -------------------------
                                            2004           2003            2004            2003
                                          --------      ---------       ---------       ---------
Net income                                $312,735      $ 116,638       $ 594,648       $ 497,293

Other comprehensive income

Foreign currency exchange                   16,435        378,977          17,241         226,254

Reclassification adjustment for cash
flow hedge losses included in net
income, net of tax                           7,018          6,030          13,937          11,330


Change in fair value of cash flow
hedge, net of tax                            2,273        (17,370)         (5,130)        (57,566)
                                          --------      ---------       ---------       ---------
Comprehensive income                      $338,461      $ 484,275       $ 620,696       $ 677,311
                                          ========      =========       =========       =========

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries
                      Consolidated statements of cash flows
                                   (Unaudited)

                                                                               Six Months Ended
                                                                                   April 30,
                                                                          ---------------------------
                                                                             2004             2003
                                                                          ---------       -----------
Cash flows from operating activities:
   Net income                                                             $ 594,648       $   497,293
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                            33,369            91,852
     Amortization                                                            65,178             2,240
     Stock compensation expense                                                  --             5,352
     Deferred income tax benefit                                             (2,348)          (52,705)
     Accrued interest-related parties                                        24,429            19,956
     Minority interest                                                        3,421             5,543
Changes in assets and liabilities, net of effect of acquisition-
     (Increase) decrease in accounts receivable                             149,814          (500,613)
     (Increase) decrease in inventories                                    (856,375)           98,744
     (Increase) decrease in prepaid and other current  assets               171,417          (269,168)
      (Increase) decrease in other assets                                       469            88,226
     Increase in pension liability                                           12,226           318,636
     Increase (decrease) in accounts payable and accrued liabilities        (50,365)        1,026,889
                                                                          ---------       -----------
Net cash provided by operating activities                                   145,883         1,332,245
                                                                          ---------       -----------
Cash flows from investing activities:
   Acquisition of business, net of cash acquired                            (58,206)       (3,756,708)
   Proceeds from the disposal of fixed assets                                89,313                 0
   Purchase of property and equipment                                       (43,433)          (47,943)
                                                                          ---------       -----------
   Net cash used in investing activities                                    (12,326)       (3,804,651)
                                                                          ---------       -----------
Cash flows from financing activities:
   Repayment of line of credit, net                                        (116,461)         (236,675)
   Deferred financing costs                                                      --          (129,236)
   Proceeds from long term debts                                                 --         3,669,600
   Proceeds from stock options                                                   --            90,000
   Principal payments on long term debt                                    (224,624)         (124,325)
                                                                          ---------       -----------
Net cash (used in) provided by financing activities                        (341,085)        3,269,364
                                                                          ---------       -----------
Currency effects on cash                                                      9,026            26,015
                                                                          ---------       -----------
Net increase (decrease) in cash and cash equivalents                       (198,502)          822,973
Cash and cash equivalents, beginning of period                              825,225           364,559
                                                                          ---------       -----------
Cash and cash equivalents, end of period                                  $ 626,723       $ 1,187,532
                                                                          =========       ===========
Non-cash financing and investing activities:
Acquisition of IMPAC Companies for note payable to seller                 $      --       $   795,680
                                                                          =========       ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $  84,051       $    41,342
                                                                          =========       ===========
   Cash paid for income taxes                                             $  97,323       $   197,037
                                                                          =========       ===========

                        See notes to financial statements

                   Notes to Consolidated Financial Statements

                                 April 30, 2004
                                   (Unaudited)

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

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of April 30, 2004 and the results of operations and cash flows for the three and six month periods ended April 30, 2004 and 2003. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

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

      The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. We believe that there had been no impairment of our long-lived assets at April 30, 2004.

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

3.    Stock Options

We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our Amended and Restated Omnibus Stock Incentive Plan (the "Plan"). Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires us to provide pro forma information regarding net income and net income per common share, as if compensation cost for stock options granted under the Plan had been determined in accordance with the fair value based method prescribed in SFAS
123. We do not plan to adopt the fair value based method prescribed by SFAS 123.

If compensation expense for our stock options was recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                             Three Months                       Six Months
                                                 Ended                            Ended
                                               April 30,                         April 30,
                                               ---------                         ---------
                                          2004             2003             2004             2003
                                      -----------      -----------      -----------      -----------
Net income, as reported               $   312,735      $   116,638      $   594,648      $   497,293
Less fair value of stock options          134,721           10,526          136,102           21,052
                                      -----------      -----------      -----------      -----------
Pro forma                             $   178,014      $   106,112      $   458,546      $   476,241
                                      ===========      ===========      ===========      ===========

Net income per common share
   As reported, basic                 $      0.06      $      0.02      $      0.11      $      0.10
   As reported, diluted                      0.06             0.02             0.11             0.10
   Pro forma, basic                          0.03             0.02             0.09             0.10
   Pro forma, diluted                        0.03             0.02             0.08             0.09

On March 17, 2004 the Company granted fully vested five year options to purchase 12,500 shares of common stock to each of its three independent directors, and a fully vested five year option to purchase 7,500 shares of common stock to an officer. The options are exercisable at $4.36 per share.

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

We document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

We may enter into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the an appropriate mix of fixed-rate and/or variable-rate debt within the parameters set by management.

At April 30, 2004, we had an interest rate swap with a notional amount of $2,100,000 under which we paid a fixed rate of interest, 4.81 percent, and received a floating rate of interest, 1.50 percent plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at April 30, 2004, was a liability due to the counter party of $38,440. We have not entered into any derivative contracts other than this interest rate swap.

5.    Inventory

The components of inventories at April 30, 2004 are as follows:

    Materials and parts                                      $2,851,497
    Work-in Process                                             936,357
    Finished Goods                                            2,850,670
                                                             ----------
                                                             $6,638,524
                                                             ==========

6.    Intangible Assets

The components of intangible assets at April 30, 2004 are as follows:

                                                  Cost       Amortization
                                                  ----       ------------
Deferred financing costs                       $   91,071      $ 43,005
Customer lists                                  1,000,000       150,000
                                               ----------      --------
Total intangibles subject to amortization       1,091,071       193,005
Trade names                                     1,800,000            --
                                               ----------      --------
Total intangible assets                        $2,891,071      $193,005
                                               ==========      ========

Amortization of customer lists and deferred financing costs was $32,589 for the three months ended April 30, 2004 and $65,178 for the six months ended April 30, 2004. This will continue until December 2005 at approximately $130,000 per year, it will then be approximately $100,000 for the subsequent seven years, until November 2012. There was $2,200 of amortization for the three and six months ended April 30, 2003.

7.    Long Term Debt

Long term debt as of April 30, 2004 consists of the following:

      Principal amount of capital appreciation notes providing for a term of five years and a semi-annually compounded yield of 9% (the
      "Capital Appreciation Notes"). The Capital Appreciation Notes are
      due to two of the company's officers and are subordinate to the revolving credit facility and bank loan discussed below. The
      maturity date of these notes is November 26, 2007.                    $   567,852

      A revolving credit facility (the "Facility") with a bank,
      collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron
      Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at April 30, 2004 was 2.59%. The Facility
      has a maturity date of December 20, 2005.                               2,100,000

      Principal amount of a loan from a bank collateralized by pledges of all of the share capital of the company's European subsidiaries and the unconditional guarantee of the Company (the "Bank Loan"). The rate is EURIBOR plus 2.5% and the maturity date is September 30,
      2006. The rate at April 30, 2004 was 4.47%.                               748,938

      Portion of purchase price payable to one of the selling shareholders deferred for a period of five years at a semi-annually compounded yield of 9%. This indebtedness is unsecured and subordinate to the
      Facility and Bank Loan. Maturity date of November 26, 2007.               595,434

      Various term loans with interest rates between 5% and 5.22% and various maturity dates between August 30, 2008 and September 30,
      2011.                                                                     243,511
                                                                            -----------
                                                                              4,255,735
Less current portion                                                            347,933
                                                                            -----------
                                                                            $ 3,907,802
                                                                            ===========

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of April 30, 2004, we were in compliance with all covenants.

8.    Segment information

Management reviews its domestic and European operations to evaluate performance and resources. Management has aggregated its operations into one industry segment. Geographic information is as follows:

                                           Three Months            Six Months
                                               Ended                  Ended
                                             April 30,              April 30,
         Revenues                              2004                    2004
         --------                           ----------             -----------
         Domestic                           $3,634,349              $7,040,207
         European                            2,642,863               5,133,398
                                            ----------             -----------
                                            $6,277,212             $12,173,605
                                            ==========             ===========

                                            At April 30,
         Long-lived Assets                     2004
         -----------------                  ----------
         Domestic                           $7,077,743
         European                            7,213,355
         Elimination                        (6,377,537)
                                            ----------
                                            $7,913,561
                                            ==========

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

Results of Operations

Six Months Ended April 30, 2004 Compared To Six Months Ended April 30 2003

Total revenues for the six months ended April 30, 2004 were $12,173,605, which represented a 16% increase over total revenues of $10,505,663 for the six month period ended April 30, 2003. The increase can be primarily attributed to increased sales generated by the IMPAC Operations and the effects of currency exchange fluctuations upon those operations.

Royalty income for the six months ended April 30, 2004, was $0 as compared to $16,112 for the six month period ended April 30, 2003. The licensing agreements which generated the royalty income have expired.

Our cost of sales for the six months ended April 30, 2004 was $5,879,639 (48.3% of sales) compared to $5,336,684 (50.9% of sales) for the same period in fiscal 2003. The improvement in the reduction of cost of sales is due primarily to product mix.

Selling, general and administrative expenses were $4,197,126 for the six months ended April 30, 2004 compared to $3,443,180 for the same period in fiscal 2003. This increase was due primarily, to an unfavorable currency exchange rate effect on the S,G & A expenses of the IMPAC Operations in the amount of $300,000, a $83,000 increase in compensation expenses, a $63,000 increase in amortization of financing fees and customer list and a $53,000 increase in product advertisement and promotion.

Research and development expenses increased for the six months ended April 30, 2004 to $996,112 from $789,989 for the same quarter in 2003. The primary reasons for this increase were an unfavorable currency exchange rate effect on the R&D expenses of the IMPAC Operations aggregating $119,000, $52,000 in increased compensation expenses and $11,000 of increased personnel costs.

Our income from operations for the six months ended April 30, 2004 was $1,100,728 compared to $951,922 for the comparable period in fiscal 2003. The 16% increase is due to the reasons discussed above.

Our interest expense for the six months ended April 30, 2004 was $135,296 compared to $133,304 for the same period last year.

Our net income before the provision for income taxes for the six months ended April 30, 2004 was $961,762 compared to $817,648 for the comparable period in fiscal 2003. The 18% increase is due to reasons stated above.

Our effective tax rate for the six month period ended April 30, 2004 was 38%. Our effective tax rate in the first six months of fiscal 2003 was 39%. The decrease reflects a lower effective tax rate applicable to our IMPAC Operations.

Our net income for the six months ended April 30, 2004 was $594,648 compared to $497,293 for the comparable period in fiscal 2003. The 20% increase in net income was primarily due to the 16% increase in sales.

Three Months Ended April 30, 2004 Compared To Three Months Ended April 30 2003

Total revenues for the three months ended April 30, 2004 were $6,277,212, which represented a 21% increase over total revenues of $5,195,714 for the quarter ended April 30, 2003. The increase can be primarily attributed to the increased sales generated by the IMPAC Operations and the effects of currency exchange fluctuations upon those operations, and an increase of $330,000 in sales generated by our Domestic Operations.

Our cost of sales for the three months ended April 30, 2004 was $2,999,226 (47.8% of sales) compared to $2,576,145 (49.6% of sales) for the same period in fiscal 2003. The improvement in the reduction of cost of sales is due primarily to product mix.

Selling, general and administrative expenses were $2,207,649 for the three months ended April 30, 2004 compared to $1,936,609 for the same period in fiscal 2003. This increase was due primarily, to an unfavorable currency exchange rate effect on the S,G & A expenses of the IMPAC Operations in the amount of $107,000, a $73,000 increase in compensation expenses, a $30,000 increase in amortization for financing fees and customer list and a $25,000 increase in product advertisement and promotion.

Research and development expenses increased for the quarter ended April 30, 2004 to $501,973 from $431,808 for the same quarter in 2003. The primary reasons for this increase were an unfavorable currency exchange rate effect on the R&D expenses of the IMPAC Operations aggregating $28,000, $14,000 in increased compensation expenses and $13,000 of increased material costs.

Our income from operations for the three months ended April 30, 2004 was $568,367 compared to $251,152 for the comparable period in fiscal 2003. The 126% increase is due to the reasons discussed above.

Our interest expense for the three months ended April 30, 2004 was $66,016 compared to $75,630 for the same period last year. The decrease is due to the decrease in debt.

Our net income before the provision for income taxes for the three months ended April 30, 2004 was $502,302 compared to $165,896 for the comparable period in fiscal 2003. The 203% increase is due to reasons stated above.

Our effective tax rate for the three months ended April 30, 2004 was 38%. Our effective tax rate in the three months ended April 30, 2003 was 30%. The increase reflects adjustments to the rate applicable to our IMPAC Operations in 2003.

Our net income for the three months ended April 30, 2004 was $312,735 compared to $116,638 for the comparable period in fiscal 2003. The 168% increase in net income was due to the reasons stated above.

Liquidity and Capital Resources

At April 30, 2004, we held $626,723 in cash, and we had $4,070,509 in accounts receivable. The decrease in cash of $198,502 since October 31, 2003 resulted from an increase in cash from operations of $145,883, and currency exchange of 9,026, offset by a use of cash in financing activities of $341,084 and investing activities of $12,326.

Our working capital at April 30, 2004 was $8,382,792 as compared to $7,627,038 at year-end October 31, 2003. This increase primarily was a result of our net income for the period and an increase in inventory, partially offset by an increase in accrued liabilities.

As of April 30, 2004, we had an additional $1,106,000 of available credit under the Facility. In addition, we have unused lines of credit in Europe which amount to approximately $617,000.

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

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-

14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on April 26, 2004. As of the March 19, 2004 record date of the meeting, there were a total of 5,259,628 shares of the Company's common stock outstanding and entitled to be voted at the annual meeting. There were 3,930,508 shares (74.7%) present in person or by proxy at the meeting.

The following directors were elected at the meeting:

                                                                  Number of Shares
                                                          ----------------------------------
                 Director                                      For             Against or
                                                                               Abstained
                 ------------------------------------     --------------     ---------------
                 Gerald D. Posner                             3,917,507              13,001
                 Dennis Stoneman                              3,917,507              13,001
                 Keikhosrow Irani                             3,917,507              13,001
                 William J. Eckenrode                         3,917,507              13,001
                 Henry M. Rowan                               3,917,507              13,001
                 Lawrence C. Karlson                          3,917,507              13,001

Also at the Meeting, the shareholders ratified the selection of BDO Seidman LLP as the Company's independent accountants for the fiscal year ending October 31, 2004 by a vote of 3,922,207 shares in favor and 8,301 shares opposed to the proposal.

Item 6 Exhibits and Reports on Form 8-K

      a.    Exhibits

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB for the Quarter ended April 30, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

June 8, 2004

                                MIKRON INFRARED, INC.


                                By: /s/ Gerald D. Posner
                                    --------------------------------------------
                                    Gerald D. Posner, Chief Executive Officer


                                By: /s/ Paul A. Kohmescher
                                    --------------------------------------------
                                    Paul A. Kohmescher, Chief Financial Officer