Form 10QSB
period 2004-07-31
MIKRON INFRARED INC
filed 2004-09-09
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 2004

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-15486

                              MIKRON INFRARED, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

   NEW JERSEY                                                   22-1895668
-----------------------------                                -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                   16 Thornton Road, Oakland, New Jersey 07436
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (201) 405-0900
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of September 8, 2004 was 5,259,628 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                      Mikron Infrared, Inc. and Subsidiary

                                      Index

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements............................................ 3

       Consolidated Balance Sheet - July 31, 2004 - Unaudited................ 3

       Consolidated Statements of Operations - Three and nine months ended July 31, 2004 - Unaudited....................................... 4

       Consolidated Statements of Comprehensive Income - Three and nine months ended July 31, 2004 - Unaudited................................ 5

       Consolidated Statement of Cash Flows - Nine months ended
        July 31, 2004 and 2003- Unaudited.................................... 6

       Notes to Consolidated Financial Statements............................ 7

Item 2.      Management's Discussion And Analysis of Financial Condition
       And Results Of Operations.............................................12

Item 3.      Controls and Procedures.........................................14

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K................................15

SIGNATURES...................................................................16

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

                     Mikron Infrared, Inc. and Subsidiaries
                           Consolidated balance sheet

                                   (Unaudited)

                                                                   July 31, 2004
                                                                   ------------
Assets
Current assets:
   Cash and cash equivalents                                       $    996,179
   Accounts receivable, less allowance for doubtful
   accounts of $166,015                                               4,159,301
   Inventories                                                        6,681,968
   Deferred tax - current                                               519,471
   Prepaid expenses and other current assets                            303,280
                                                                   ------------
Total current assets                                                 12,660,199
Property and equipment, net of accumulated depreciation of
$1,476,995                                                              398,824
Intangibles, net of accumulated amortization of $225,598              2,665,473
Goodwill, net of accumulated amortization of $124,247                 3,319,446
Other assets                                                          1,487,683
                                                                   ------------
Total                                                              $ 20,531,625
                                                                   ============
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                $    958,365
   Accrued liabilities                                                2,470,935
   Current portion of long term debt                                    349,797
                                                                   ------------
Total current liabilities                                             3,779,097
                                                                   ------------
Long term debt                                                        3,267,947
Long term debt-related parties                                          580,422
Accrued pension benefits                                              1,640,789
Deferred taxes                                                          449,010
Other liabilities                                                        23,991
                                                                   ------------
Total liabilities                                                     9,741,256
                                                                   ------------
Minority interest                                                         9,347
                                                                   ------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.003 par value; 15,000,000 shares
   authorized, 5,259,628 shares issued and outstanding                   15,780
   Additional paid-in capital                                         7,067,447
   Retained earnings                                                  3,704,566
   Other comprehensive income (loss)                                     (6,771)
                                                                   ------------
Total shareholders' equity                                           10,781,022
                                                                   ------------
Total                                                              $ 20,531,625
                                                                   ============

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                      Consolidated statements of operations

                                   (Unaudited)

                                            Three Months Ended                     Nine Months Ended
                                                 July 31                                July 31,
                                            ------------------                     ------------------
                                        2004                2003                2004                2003
                                     ------------        ------------        ------------        ------------
Revenues:
   Net sales                         $  6,530,817        $  6,358,966        $ 18,704,422        $ 16,864,629
   Royalties                                    0                   0                   0              16,112
                                     ------------        ------------        ------------        ------------
Total revenues                          6,530,817           6,358,966          18,704,422          16,880,741
                                     ------------        ------------        ------------        ------------
Costs and expenses:
   Cost of goods sold                   2,925,575           3,180,752           8,805,214           8,517,436
   Selling, general and
   administrative                       2,151,791           2,009,921           6,348,917           5,453,100
   Research, development and
   engineering                            510,939             454,367           1,507,051           1,244,356
                                     ------------        ------------        ------------        ------------
Total costs and expenses                5,588,305           5,645,040          16,661,182          15,214,892
                                     ------------        ------------        ------------        ------------
Income from operations                    942,512             713,926           2,043,240           1,665,849
                                     ------------        ------------        ------------        ------------
Other expense:
   Interest expense                       (65,863)            (78,067)           (201,160)           (209,046)
   Other expense, net                     (12,962)             (7,235)            (16,631)            (10,531)
                                     ------------        ------------        ------------        ------------
Net income before income taxes            863,687             628,624           1,825,449           1,446,272
    Income tax provision                 (360,770)           (251,450)           (727,884)           (571,803)
                                     ------------        ------------        ------------        ------------
Net income                           $    502,917        $    377,174        $  1,097,565        $    874,469
                                     ============        ============        ============        ============
Net income per share-basic           $       0.10        $       0.08        $       0.21        $       0.18
                                     ============        ============        ============        ============
Weighted average number of
shares-basic                            5,259,628           4,882,333           5,259,628           4,882,333
                                     ============        ============        ============        ============
Net income per share-diluted         $       0.09        $       0.07        $       0.20        $       0.17
                                     ============        ============        ============        ============
Weighted average number of
shares-diluted                          5,414,817           5,088,339           5,414,817           5,088,339
                                     ============        ============        ============        ============

                        See notes to financial statements

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                                   Three Months Ended                   Nine Months Ended
                                                       July 31                             July 31,
                                           ------------------------------       ------------------------------
                                              2004               2003              2004                2003
                                           -----------        -----------       -----------        -----------
Net income                                 $   502,917        $   377,174       $ 1,097,565        $   874,469
Other comprehensive income

Foreign currency exchange                       (7,564)            47,327             9,677            273,581
Reclassification adjustment for cash
flow hedge losses included in net
income, net of tax                               7,091              6,575            21,028             17,905
Change in fair value of cash flow
hedge, net of tax                                1,578              7,044            (3,552)           (50,522)
                                           -----------        -----------       -----------        -----------
Comprehensive income                       $   504,022        $   438,120       $ 1,124,718        $ 1,115,433
                                           ===========        ===========       ===========        ===========

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries
                      Consolidated statements of cash flows
                                   (Unaudited)

                                                                                 Nine Months Ended July 31
                                                                               ------------------------------
                                                                                  2004               2003
                                                                               -----------        -----------
Cash flows from operating activities:
   Net income                                                                  $ 1,097,565        $   874,469
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                   77,640            131,997
     Amortization                                                                   97,767             11,997
     Stock compensation expense                                                         --              5,544
     Decrease in deferred income tax benefit                                        (2,061)           (67,513)
     Increase (decrease) prepaid corporate tax                                     321,795           (329,241)
     Increase accrued interest-related parties                                      36,999             31,457
     Increase minority interest                                                      5,067              5,673
Changes in assets and liabilities, net of effect of acquisition-
     (Increase) decrease in accounts receivable                                     66,344           (847,039)
     (Increase) decrease in inventories                                           (893,045)           351,644
     (Increase) decrease in prepaid and other current assets                        88,168            (85,286)
      (Increase) decrease in other assets                                           (1,740)           172,690
     Increase in pension liability                                                  12,177             28,781
     Increase (decrease) in accounts payable and accrued liabilities              (313,845)           801,520
                                                                               -----------        -----------
Net cash provided by operating activities                                          592,831          1,086,693
                                                                               -----------        -----------
Cash flows from investing activities:
   Acquisition of business, net of cash acquired                                   (57,717)        (3,782,701)
   Proceeds from the disposal of fixed assets                                      108,124             46,246
   Purchase of property and equipment                                              (91,837)          (115,037)
                                                                               -----------        -----------
   Net cash used in investing activities                                           (41,430)        (3,851,492)
                                                                               -----------        -----------
Cash flows from financing activities:
   Repayment of line of credit, net                                               (115,989)          (109,630)
   Deferred financing costs                                                             --            (91,070)
   Proceeds from long term debts                                                        --          3,755,419
   Proceeds from stock options                                                          --            190,000
   Principal payments on long term debt                                           (273,671)          (261,488)
                                                                               -----------        -----------
Net cash (used in) provided by financing activities                               (389,660)         3,483,231
                                                                               -----------        -----------
Currency effects on cash                                                             9,213             10,021
                                                                               -----------        -----------
Net increase in cash and cash equivalents                                          170,954            728,453
Cash and cash equivalents, beginning of period                                     825,225            364,559
                                                                               -----------        -----------
Cash and cash equivalents, end of period                                       $   996,179        $ 1,093,012
                                                                               ===========        ===========
Non-cash financing and investing activities:
Acquisition of IMPAC Companies for note payable to seller                      $        --        $   795,680
                                                                               ===========        ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                      $   123,961        $   295,641
                                                                               ===========        ===========
   Cash paid for income taxes                                                  $   262,766        $   740,543
                                                                               ===========        ===========

                        See notes to financial statements

                   Notes to Consolidated Financial Statements

                                  July 31, 2004
                                   (Unaudited)

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

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of July 31, 2004 and the results of operations and cash flows for the three and nine month periods ended July 31, 2004 and 2003. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

2.       Critical Accounting Policies

Principles of consolidation

The consolidated financial statements include the operations of the Company and its majority and wholly-owned subsidiaries. All significant inter-company transactions and account balances have been eliminated.

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

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. We believe that there had been no impairment of our long-lived assets at July 31, 2004.

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

If compensation expense for our stock options were recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                                 Three Months                            Nine Months
                                                    Ended                                   Ended
                                                   July 31,                                July 31,
                                                -------------                            ------------
                                          2004                 2003                2004                 2003
                                       -------------       -------------       -------------       -------------
Net income, as reported                $     502,917       $     377,174       $   1,097,565       $     874,469
Less fair value of stock options               1,381              10,526             137,483              21,052
                                       -------------       -------------       -------------       -------------
Pro forma                              $     501,536       $     366,648       $     960,082       $     853,417
                                       =============       =============       =============       =============

Net income per common share
   As reported, basic                  $        0.10       $        0.08       $        0.21       $        0.18
   As reported, diluted                         0.09                0.07                0.20                0.17
   Pro forma, basic                             0.10                0.07                0.18                0.17
   Pro forma, diluted                           0.09                0.07                0.18                0.17

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

At April July 31, 2004, we had an interest rate swap with a notional amount of $2,100,000 under which we paid a fixed rate of interest, 4.81 percent, and received a floating rate of interest, 1.50 percent plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at July 31, 2004, was a liability due to the counter party of $23,991. We have not entered into any derivative contracts other than this interest rate swap.

5.       Inventory

The components of inventories at July 31, 2004 are as follows:

Materials and parts                                                   $2,953,680
Work-in Process                                                          836,355
Finished Goods                                                         2,891,933
                                                                      ----------
                                                                      $6,681,968
                                                                      ==========

6.       Intangible Assets

The components of intangible assets at July 31, 2004 are as follows:

                                                      Cost          Amortization
                                                    ----------       ----------
Deferred financing costs                            $   91,071       $   50,598
Customer lists                                       1,000,000          175,000
                                                    ----------       ----------
Total intangibles subject to amortization            1,091,071          225,598
Trade names                                          1,800,000               --
                                                    ----------       ----------
Total intangible assets                             $2,891,071       $  225,598
                                                    ==========       ==========

Amortization of customer lists and deferred financing costs was $32,593 for the three months ended July 31, 2004 and $97,771 for the nine months ended July 31, 2004. This will continue until December 2005 at approximately $130,000 per year, it will then be approximately $100,000 for the subsequent seven years, until November 2012. There was $9,757 of amortization for the three months ended July 31, 2003 and $11,997 for the nine months ended July 31, 2003.

7.       Long Term Debt

Long term debt as of July 31, 2004 consists of the following:

Principal amount of capital appreciation notes providing for a term of five years and a semi-annually compounded yield of
9%  (the   "Capital   Appreciation   Notes").   The  Capital
Appreciation  Notes are due to two of the company's officers and are  subordinate  to the revolving  credit  facility and bank loan discussed  below. The maturity date of these notes
is November 26, 2007.                                                 $  580,422

A revolving  credit facility (the  "Facility")  with a bank, collateralized  by  first  security  interest  liens  on all non-European assets and also by a pledge of 65% of the share capital of Mikron  Europe.  The facility  bears  interest at
LIBOR  plus 150 basis  points or Prime  Rate minus 100 basis points, at the option of the borrower,  payable monthly. The rate at July 31, 2004 was 3.25%. The Facility has a maturity
date of December 20, 2005.                                             2,100,000

Principal  amount  of a loan from a bank  collateralized  by pledges  of all  of  the  share  capital  of  the  company's
European subsidiaries and the unconditional guarantee of the
Company (the "Bank Loan"). The rate is EURIBOR plus 2.5% and
the maturity date is September  30, 2006.  The rate at April             676,519
30, 2004 was 4.62%.

Portion of  purchase  price  payable  to one of the  selling shareholders  deferred  for a  period  of  five  years  at a semi-annually  compounded yield of 9%. This  indebtedness is unsecured  and  subordinate  to the  Facility and Bank Loan.
Maturity date of November 26, 2007.                                      610,841

Various term loans with interest  rates between 5% and 5.22%
and  various  maturity  dates  between  August 30,  2008 and
September 30, 2011.                                                      230,384
                                                                      ----------
                                                                       4,198,166
Less current portion                                                     349,797
                                                                      ----------
                                                                      $3,848,369
                                                                      ==========

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of July 31, 2004, we were in compliance with all covenants.

8.       Segment information

Management reviews its domestic and European operations to evaluate performance and resources. Management has aggregated its operations into one industry segment. Geographic information is as follows:

                                Three Months Ended        Nine Months Ended
                                     July 31,                 July 31,
Revenues                              2004                     2004
-----------                       -----------               -----------
Domestic                          $ 3,966,560               $11,006,767
European                            2,564,257                 7,697,655
                                  -----------               -----------
                                  $ 6,530,817               $18,704,422
                                  ===========               ===========

                                    At July 31,
Long-lived Assets                     2004
-----------------                 -----------
Domestic                          $ 7,022,618
European                            7,249,212
Elimination                        (6,400,404)
                                  -----------
                                  $ 7,871,426
                                  ===========

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

Results of Operations

Nine Months Ended July 31, 2004 Compared To Nine Months Ended July 31 2003

Total revenues for the nine months ended July 31, 2004 were $18,704,422, which represented an 11% increase over total revenues of $16,880,741 for the nine month period ended July 31, 2003. The increase can be primarily attributed to increased sales generated by the IMPAC Operations and the effects of currency exchange fluctuations upon those operations.

Royalty income for the nine months ended July 31, 2004, was $0 as compared to $16,112 for the nine month period ended July 31, 2003. The licensing agreements which generated the royalty income have expired.

Our cost of sales for the nine months ended July 31, 2004 was $8,805,214 (47.1% of sales) compared to $8,517,436 (50.5% of sales) for the same period in fiscal 2003. The improvement in the reduction of cost of sales is due primarily to product mix.

Selling, general and administrative expenses were $6,348,917 for the nine months ended July 31, 2004 compared to $5,453,100 for the same period in fiscal 2003. This increase was due primarily, to an unfavorable currency exchange rate effect on the S,G & A expenses of the IMPAC Operations in the amount of $346,000, a $166,000 increase in compensation expenses due to compensation increases and additional personnel, a $108,000 increase in product advertisement and promotion as an investment, an $86,000 increase in amortization of financing fees and customer list which was not amortized until the fourth quarter in 2003 and a $43,000 increase in professional fees.

Research and development expenses increased for the nine months ended July 31, 2004 to $1,507,051 from $1,244,356 for the same quarter in 2003. The primary reasons for this increase were an unfavorable currency exchange rate effect on the R&D expenses of the IMPAC Operations aggregating $130,000, and $31,000 in increased compensation expenses due to normal increases and the addition of personnel.

Our income from operations for the nine months ended July 31, 2004 was $2,043,240 compared to $1,665,849 for the comparable period in fiscal 2003. The 23% increase is due to the reasons discussed above.

Our interest expense for the nine months ended July 31, 2004 was $201,160 compared to $209,046 for the same period last year.

Our net income before the provision for income taxes for the nine months ended July 31, 2004 was $1,825,449 compared to $1,446,272 for the comparable period in fiscal 2003. The 26% increase is due to reasons stated above.

Our effective tax rate for the nine month period ended July 31, 2004 and July 31 2003 was 40%.

Our net income for the nine months ended July 31, 2004 was $1,097,565 compared to $874,469 for the comparable period in fiscal 2003. The 26% increase in net income was primarily due to the 16% increase in sales and our efforts to minimize costs.

Three Months Ended July 31, 2004 Compared To Three Months Ended July 31, 2003

Total revenues for the three months ended July 31, 2004 were $6,530,817, which represented a 3% increase over total revenues of $6,358,966 for the quarter ended July 31, 2003. The increase can be primarily attributed to the increased sales generated by the IMPAC Operations and the effects of currency exchange fluctuations upon those operations.

Our cost of sales for the three months ended July 31, 2004 was $2,925,575 (44.8% of sales) compared to $3,180,752 (50.0% of sales) for the same period in fiscal 2003. The improvement in the reduction of cost of sales is due primarily to product mix.

Selling, general and administrative expenses were $2,151,791 for the three months ended July 31, 2004 compared to $2,009,921 for the same period in fiscal 2003. This increase was due primarily, to a $54,000 increase in compensation expenses due to an increase in personnel costs, an unfavorable currency exchange rate effect on the S,G & A expenses of the IMPAC Operations in the amount of $46,000, a $23,000 increase in amortization for financing fees and customer list which was not recorded in 2003 until the fourth quarter and an $8,000 increase in professional fees.

Research and development expenses increased for the quarter ended July 31, 2004 to $510,939 from $454,367 for the same quarter in 2003. The primary reasons for this increase were a $31,000 increase in compensation expenses due to additional personnel and normal increases in compensation, and an unfavorable currency exchange rate effect on the R&D expenses of the IMPAC Operations aggregating $11,000.

Our income from operations for the three months ended July 31, 2004 was $942,512 compared to $713,926 for the comparable period in fiscal 2003. The 32% increase is due to the reasons discussed above.

Our interest expense for the three months ended July 31, 2004 was $65,863 compared to $78,067 for the same period last year. The decrease is due to the decrease in debt.

Our net income before the provision for income taxes for the three months ended July 31, 2004 was $863,687 compared to $628,624 for the comparable period in fiscal 2003. The 38% increase is due to reasons stated above.

Our effective tax rate for the three months ended July 31, 2004 was 42%. Our effective tax rate in the three months ended July 31, 2003 was 40%. The increase reflects adjustments to the rate for the quarter to bring our year to date provision to 40% in 2004.

Our net income for the three months ended July 31, 2004 was $502,917 compared to $377,174 for the comparable period in fiscal 2003. The 33% increase in net income was due to the reasons stated above.

Liquidity and Capital Resources

At July 31, 2004, we held $996,179 in cash, and we had $4,159,301 in accounts receivable. The increase in cash of $170,954 since October 31, 2003 resulted from an increase in cash from operations of $592,831, and currency exchange of $9,213, offset by a use of cash in financing activities of $389,660 and investing activities of $41,430.

Our working capital at July 31, 2004 was $8,881,102 as compared to $7,627,038 at year-end October 31, 2003. This increase primarily was a result of our net income for the period, an increase in inventory, and an increase in accrued liabilities, partially offset by an increase in prepaid corporate tax and a decrease in account payable.

As of July 31, 2004, we had an additional $1,252,000 of available credit under the Facility. In addition, we have unused lines of credit in Europe which amount to approximately $620,000.

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

Item 3.      Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

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

September 8, 2004

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