Form 10KSB
period 2004-10-31
MIKRON INFRARED INC
filed 2005-01-28
CIK 787809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB

                          ANNUAL OR TRANSITIONAL REPORT

                                   (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-15486

                              MIKRON INFRARED, INC.
             (Exact Name Of Registrant As Specified In Its Charter)


                  NEW JERSEY                               22-1895668
       (State or other jurisdiction of          IRS Employer Identification No.)
        incorporation or organization)


              16 THORNTON ROAD, OAKLAND, NJ                     07436
              -----------------------------                   ----------
        (Address of principal executive offices)              (Zip Code)

       Registrant's Telephone Number, Including Area Code: (201) 405-0900

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:   NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                                      Name of each exchange on
Title of each class                                   which registered
-------------------                                   ------------------------
Common Stock, one-third cent par value                Nasdaq Small-Cap Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $26,017,127.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 26, 2005, based upon the average high and low prices of such stock on that date was $37,561,227. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

The number of shares of the registrant's common stock outstanding as of January 26, 2005 was 5,319,628.

Transitional Small Business Disclosure Format   Yes [ ]  No [X]

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

         We sustain our efforts as an industry innovative leader in near, mid and far infrared thermal imaging technology by supplying high speed, high accuracy and high-resolution non-contact temperature measurement systems for process control, predictive maintenance, nondestructive testing, and laboratory research. We have extensive application expertise in many industries, which drives our ongoing development of new products and solutions to help our customers maintain a competitive advantage through process improvement.

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

         In October 2004 we purchased the remaining 10% of IMPAC Systems for $23,000.

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

                                           Portable Infrared Thermometers
                                           ------------------------------

                                                       Features                        Industry Applications
                                                       --------                        ---------------------
M90 Portable Infrared Thermometer        Hand-held    infrared    thermometer  General      purpose      instruments
Series                                   featuring     through    the    lens  providing  precisely focused readings
                                         sighting,   a   minimum   measurable  in    industrial,     research    and
                                         target    diameter    of   1.0   mm,  preventive  maintenance  applications
                                         temperature    displays    in    the  used   in   the   metal,    ceramics,
                                         eyepiece  and the  rear  window  for  plastic,   textile,    semiconductor,
                                         measurement of temperatures  ranging  cement,   food,   petrochemical   and
                                         from  minus  40 (degrees)  and  3000  paper industries
                                         (degrees) C

IR o Man(R) M120 and M125 Infrared       Hand-held  instrument  for  pinpoint  For   preventive    maintenance   and
Thermometers with Precision Laser        focused  quick  measurement  from  a  periodic   process    monitoring   of
Sighting                                 distance  of  temperatures   ranging  temperatures      in     HVAC     and
                                         from   minus  32  (degrees)  to  900  refrigeration  units, air conditioner
                                         (degrees) C                           vents,  roofing,  motor  bearings and
                                                                               casings,   circuit  boards,  electric
                                                                               transformers and lighting systems

IMPAC  Infratherm(R) IN14 series         Hand-held       instrument       for  For   temperature   measurements   of
portable pyrometers                      non-contact      measurement      of  plastics,   rubber,  paper,  textile,
                                         temperatures  ranging from  minus 32  liquids,   paints,   wood,   asphalt,
                                         (degrees) to 600 (degrees) C of non-  ceramics, glass and food metallic material

IMPAC  Infratherm(R) IN15 series         Hand-held       instrument       for  For   measurement   of   electronics,
portable pyrometers                      non-contact      measurement      of  electric   cabinets,   furnaces   and
                                         temperatures  ranging from  minus 32  predictive  maintenance  applications
                                         (degrees)  to  1,800 (degrees)  C of  involving  plastics,  rubber,  paper,
                                         non-metallic surfaces                 textile,    liquids,   paint,   wood,
                                                                               asphalt,  ceramics,  glass,  food and
                                                                               beverages

IMPAC Infratherm(R) IS8 Plus and IG8     portable,   rugged   pyrometer  with  For   temperature   measurements   of
Plus portable pyrometers                 through  lens  sighting  and digital  metals      (rolling,       pressing,
                                         display   for   temperatures    from  hardening,  annealing,  etc.),  glass
                                         300(degrees) - 2500 (degrees) C       and ceramics

Quantum I Portable Laser IR Thermometer  Hand-held  instrument  with  optics,  For   measurement   of  true   target
                                         laser,  microcomputer  and circuitry  temperature   of  furnace   walls  by
                                         for   measurement  of   temperatures  separately       measuring       wall
                                         ranging  between   450(degrees)  and  temperature  and  target   emissivity
                                         3,000(degrees)  C (840(degrees)  and  and  factoring  them together via the
                                         5,432(degrees) F)                     instrument's on-board computer

                                            Fixed Infrared Thermometers
                                            ---------------------------

MI-N3000 self contained high             Designed   for   use   in   multiple  For   measurement  of  hot  spots  in
performance temperature sensor           locations  to  detect   temperatures  food, plastics,  textiles,  glass and
                                         ranging  from   0(degrees)   to  500  ceramics
                                         (degrees)  C on  material  moving on
                                         conveyor belts and webs

M50 Infracouple(R) Temperature Sensors   Incorporates    glass   optics   for  For  use  by   heating   and   drying
                                         multiple    target    narrow   field  machine  manufacturers and businesses
                                         measurement of temperatures  ranging  employing   automated   manufacturing
                                         from   minus   20(degrees)   to  300  systems
                                         (degrees)  C in  moving  or  contact
                                         -sensitive processes.

MI-N500 Series Digital Infrared          For   measurement  of   temperatures  For  use  in  semiconductor,  plastic
Pyrometers                               ranging  from  -40(degrees)  -  1292  thermoforming,  paper, steel, textile
                                         (degrees) C; features an ultra-small  and     low     temperature     glass
                                         sensing  head  that can  operate  in  applications
                                         ambient   temperatures   up   to  85
                                         (degrees) C (185(degrees) F) without
                                         cooling

MI-N5 and MI-N5+ Digital Pyrometers      For   measurement  of   temperatures  For  applications  in  the  plastics,
                                         ranging  from minus  32(degrees)  to  rubber,  paper,  textiles,  ceramics,
                                         900(degrees) C                        wood,   fluids,   asphalt   and  food
                                                                               industries  (MI-N5) and for measuring
                                                                               temperatures  on   non-metallic   and
                                                                               coated metal surfaces (MI-N5+)

MI-S5 and MI-GA5 digital pyrometers      Provides  laser  aimed,  through the  For   applications   in  metals   and
                                         lens sighted or integrated TV camera  ceramics industries.
                                         focused  measurement of temperatures
                                         ranging   from  600   (degrees)   to
                                         2,500(degrees)   C  (MI-S5)  or  250
                                         (degrees)   to    2000(degrees)    C
                                         (MI-GA5)

ISR 12-LO AND IGAR 12-LO                 Digital,  two/mono  color  pyrometer  For applications on metals,  graphite with fiber optic capabilities from a  and ceramics, etc.
                                         range   of   300(degrees)   -   3300
                                         (degrees)  C (572  (degrees)  - 5972
                                         (degrees)   F).   The    temperature
                                         measurement  is  independent  of the
                                         emissivity  of the  object  in  wide
                                         ranges and it is  unaffected by dust
                                         and other  contaminants in the field
                                         of view.

M67/M68 Infraducer(R)                    For   measurement  of   temperatures  General    purpose,    multi-spectral
                                         ranging from  350(degrees)  to 3,000  band, fixed  thermometer for use in a
                                         (degrees) C; capable of  functioning  broad range of applications in  ambient  temperatures  of  up to
                                         315(degrees)  C   (600(degrees)   F)
                                         without   cooling   and  up  to  540
                                         (degrees) C  (1000(degrees)  F) with
                                         cooling

                                         Permits  temperature  measurement of
MI-50-LO-GL                              molten   glass   ranging   from  600  Fiber    optic    digital    infrared
                                         (degrees) to 1,800(degrees) C (1,112  thermometer  designed  for the  glass
                                         (degrees)   to   3,272(degrees)   F)  industry
                                         without   cooling   in  an   ambient
                                         temperature  of  250(degrees) C (482
                                         (degrees) F)

MI-S5-LO; MI-GA5-LO                      High    speed,    highly    accurate  High  speed  fiber   optic   infrared
                                         instruments   capable  of  measuring  thermometers  with analog outputs and
                                         temperatures  in  the  range  of 300  digital   interfaces   for   use   in
                                         (degrees) to  2,500(degrees)  C (572  metals, glass,  ceramics,  hardening,
                                         (degrees) to 4,532(degrees) F) in an  annealing,     sintering,    forging,
                                         ambient  temperature of 250(degrees)  brazing,   welding  and  hot  rolling
                                         C (482(degrees) F) at response times  applications
                                         = 2 milliseconds

M77, M77S and M78 Two-Color              Dual   detectors  set  at  different  For  use  in  applications  involving
Infraducers(R)                           wavelengths;    through   the   lens  steel  melting,   induction  heating,
                                         sighting with  variable  focusing (2  lime and cement  kilns,  ceramics and
                                         (inches) to infinity);  designed for  semiconductor manufacturing use in harsh  environments;  capable
                                         of  measuring  temperatures  ranging
                                         from  350(degrees) to 3,500(degrees)
                                         C (662(degrees) to 6,500(degrees) F)
                                         in ambient  temperatures  as high as
                                         315(degrees)  C   (600(degrees)   F)
                                         without  cooling and  540(degrees) C
                                         (1,000(degrees) F) with cooling

M770S and M780 Digital Self Contained    Fully digital,  microprocessor based  For     applications    in    metals,
Two Color Infraducers(R)                 versions  of  our  M77 - M78  Series  induction heating and ceramics.
                                         Infraducers(R)  capable of measuring
                                         temperatures       ranging      from
                                         300(degrees)  to   3,000(degrees)  C
                                         (662(degrees) to  5,432(degrees)  F)
                                         in ambient  temperatures  as high as
                                         315(degrees)  C   (600(degrees)   F)
                                         without  cooling and  540(degrees) C
                                         (1,000(degrees) F) with cooling

MI-SQ5 Fast, Compact, Digital Two        Fully digital,  microprocessor based  For   use  in   welding,   annealing,
Color Temperature Sensor                 sensor with dual detectors;  capable  casting,  induction  heating,  rotary
                                         of  measuring  temperatures  ranging  kiln,  sintering,   brazing,  melting
                                         from  600(degrees) to 3,000(degrees)  and forging applications
                                         C (1,112(degrees)  to 5,432(degrees)
                                         F) in ambient  temperatures  between
                                         0(degrees)    and    70(degrees)   C
                                         (32(degrees)  and 158(degrees) F) at
                                         response  times ranging  between <10
                                         ms and 10 sec; available with either
                                         through  the lens  sighting or laser
                                         aiming capability

Series IP 140-IPE 140 High Accuracy,     Detector with short  response  time,  Designed for  measurements on metals,
Short Response Time, Small Spot Size     and  extremely   small  spot  sizes,  ceramics, graphite, etc.
                                         with  built in digital  display  for
                                         temperature      ranges      between
                                         30(degrees) and 1,300(degrees) C (86
                                         (degrees)  -  2,372   (degrees)  F).
                                         Equiped with a laser targeting light
                                         or  thru-lens  view finder for exact
                                         alignment.

Series M160 High Accuracy, High          Single   detector  for   temperature  Designed      for     short      term
Resolution Infrared Thermometers         ranges  between   200(degrees)   and  investigation       or      permanent
                                         3,000(degrees)  C  (392(degrees)  to  monitoring  in either  laboratory  or
                                         5,432(degrees) F) and dual detectors  industrial plant environments
                                         for   temperature   ranges   between
                                         700(degrees)     and     3,000     C
                                         (1,292(degrees) to 5,432(degrees) F)

M680 Infraducer(R)                       Multi-channel  fiber optic  infrared  For   use  in   semiconductor   rapid
                                         thermometer  capable of  functioning  thermal  processing,  plasma etching,
                                         over    an    exceptionally    broad  induction heat  treating,  metal heat
                                         temperature  range from 150(degrees)  treatment and fabrication  processes, to 4,000(degrees) C (302(degrees) to  glass forehearths,  glass melting and
                                         7,232(degrees)  F) at response times  vacuum melting applications
                                         as         fast         as        20
                                         measurements/sec./channel

IMPAC Infratherm(R) Series 200 fixed     Compact  digital,  two-wire  sensors  For   temperature    measurement   of
pyrometers                               for temperature  measurement ranging  non-metallic   surfaces,   varnished,
                                         from   minus    32(degrees)   C   to  coated or anodized metals,  glass and
                                         2,500(degrees) C                      quartz surfaces,


IMPAC Infratherm(R) Series 300 fixed     Compact    two-wire    sensors   for  For   temperature   measurements   of
pyrometers                               temperature measurement ranging from  plastics,   rubber,  paper,  textile,
                                         minus      20(degrees)      C     to  liquids,   paints,   wood,   asphalt,
                                         2,500(degrees) C                      ceramics,  food, metals,  non-ferrous
                                                                               metals,   glass   moulds,   ceramics,
                                                                               glass and quartz glass surfaces;  and
                                                                               in   heat    treatment,    tempering,
                                                                               soldering, hardening,
                                                                               sintering,     shrinking,    rolling,
                                                                               welding and forging applications

IMPAC Infratherm(R) Series 500 fixed     Digital  infrared   pyrometers  with  For   temperature    measurement   of
pyrometers                               miniature     sensor    heads    for  nonmetallic   or   coated    metallic
                                         non-contact  temperature measurement  objects
                                         between  minus   40(degrees)  C  and
                                         700(degrees) C

IMPAC Infratherm(R) Series 5 fixed       IMPAC's  most  extensive  line of 26  For   temperature   measurements   of
pyrometers                               models of  general  and  application  plastics,  rubber,  paper,  textile,
                                         specific analog and digital,  single  liquids,   paints,   wood,  asphalt,
                                         and  two-color  infrared  pyrometers  ceramics, food, metals,  non-ferrous
                                         for temperature measurements ranging  metals,   glass  moulds,   ceramics,
                                         from   minus    30(degrees)   C   to  glass and quartz glass surfaces; and
                                         3,500(degrees) C                      in   heat   treatment,    tempering,
                                                                               soldering,   hardening,   sintering,
                                                                               shrinking,     rolling,     welding,
                                                                               casting,    annealing,    sintering,
                                                                               rotary  kiln  and   pouring   stream
                                                                               forging applications

IMPAC Infratherm(R) Series 10 fixed      Fully   digital,    fast   one   and  For   temperature   measurements   of
pyrometers                               two-color  pyrometers  for  high end  metals,  non-ferrous  metals,  glass,
                                         applications   with   through   lens  glass moulds and ceramics
                                         sighting       for       temperature
                                         measurements       ranging      from
                                         75(degrees) C to 3,300(degrees) C

Quantum II Fixed Laser IR Thermometer    Fixed   version  of  our  Quantum  I  For furnace applications
                                         instrument   for    measurement   of
                                         temperatures       ranging      from
                                         200(degrees)  to   3,000(degrees)  C
                                         (390(degrees) to 5,432(degrees) F)

E2T Pulsar II Series                     For   measurement  of   temperatures  Designed       for        temperature
                                         ranging   from    205(degrees)    to  measurements  of  high   temperature,
                                         3,038(degrees)  C  (400(degrees)  to  sulfur  recovery  and sulfur  burning
                                         5,500(degrees)   F)   at   distances  furnaces
                                         ranging   from   2.8   (inches)   to
                                         infinity     in      environmentally
                                         challenging  locations requiring use
                                         of extreme  environment or explosion
                                         proof housings

E2T Quasar Series                        For  continuous  monitoring of flare  Infrared  petrochemical  plant  flare
                                         stack  flames  of any  intensity  at  stack    detection     systems    for
                                         distances  up to 1,300 feet from the  monitoring  pilot flames,  flared gas
                                         target                                and smoke


                            Thermal Imaging Systems - Ultra Precision, High Temperature
                            -----------------------------------------------------------

M9103 Series Pyrovision(R) Imaging       System incorporating a near infrared  For process  control  measurements in
Pyrometer                                solid  state  camera and third party  electron-beam  and plasma-arc  hearth
                                         patented   processor  with  a  video  melting furnaces,  continuous casting
                                         processor   for    measurement    of  operations,    heat    treating   and
                                         temperatures       ranging      from  induction    heating    applications,
                                         600(degrees) -  3,000(degrees)  C at  coating,  crystal growth, forging and
                                         300,000 points,  30 times per second  ring   rolling    processes,    large
                                         and  viewing  on a 640  pixel by 480  utility    boilers    and    refining
                                         pixel display                         furnaces,    rotating    kilns    and
                                                                               incinerators,   ultra  small  heating
                                                                               elements     and     general     high
                                                                               temperature research

M9104 Series Pyrovision(R) Imaging                                             Multi-range   version  of  our  M9103
Pyrometer                                                                      Series    imaging    pyrometer    for
                                                                               laboratory use


                                     Thermal Imaging - General Portable Cameras
                                     ------------------------------------------

MikroScan 7200/7400/7500/7600 Series     For   measurement  of   temperatures  For   engine   maintenance,    engine
Infrared Cameras                         ranging  from  minus  40(degrees)  -  research  and hot spot  detection  in
                                         2,000(degrees)  C at 76,800  points,  the  automotive   industry;   circuit
                                         30 times per second and viewing on a  board  testing,   glass  coating  and
                                         320  pixel  by  240  pixel  display;  solder    reflow     monitoring    in
                                         fully     compatible     with    our  electronic  applications;  annealing,
                                         MikroSpec(TM)      thermal     image  coating,   laminating   and   sealing
                                         processing    and   report   writing  applications     in     the     glass
                                         software package                      manufacturing    industry;     tablet
                                                                               drying and  coating  applications  in
                                                                               the     pharmaceuticals     industry;
                                                                               predictive       and       preventive
                                                                               maintenance             applications;
                                                                               surveillance     applications     and
                                                                               analysis    of    boiler    hotspots,
                                                                               busbars,  distribution  panels, steam
                                                                               systems and transformers,  insulators
                                                                               and  connectors  in utility  industry
                                                                               applications

                                   Thermal Imaging - Process Fixed Mount Cameras
                                   ---------------------------------------------

Mikroscan Midas Infrared Camera          For   measurement  of   temperatures  Low-cost,  high-performance  infrared
                                         ranging  from  -40  (degrees)   -500  camera
                                         (degrees)   C  with  30  frames  per
                                         second

MikronScan 7302 Fixed Installation       Fixed  version of 7200 Series camera  For    use   in    process    control
Thermal Imager                           designed                              applications    that   may    require
                                                                               protective    housing    in   adverse
                                                                               environments


                                       Thermal Imaging - Process Line Cameras
                                       --------------------------------------

MikroLine 2128 High Speed IR Line        For   measurement  of   temperatures  For   temperature    measurement   of
Camera                                   ranging     from     0(degrees)    -  production  processes  like  coating,
                                         1,800(degrees)  C at 128 points,  at  laminating  and sealing  applications
                                         the rate of 128 lines per second      in the glass manufacturing industry

MikroLine 2250 High Speed IR Line        For   measurement  of   temperatures  For temperature measurement of tires
Camera                                   ranging    from     50(degrees)    -
                                         180(degrees) C at 160 points, at the
                                         rate of 18,000  lines per second and
                                         viewing on a 180 x 360 pixel display

MikroLine 2256 High Speed IR Line        For  high   speed   measurement   of  For  fast   non-contact   temperature
Camera                                   temperatures       ranging      from  measurement of production processes.
                                         50(degrees) -  1,300(degrees) C with
                                         256  data  points  per  line  and  a
                                         maximum  measuring rate of 544 lines
                                         per second

                                Portable Contact Temperature Measurement Instruments
                                ----------------------------------------------------

IMPAC Tastotherm(R) Series               For       contact        temperature  For temperature  measurements in work
                                         measurements   ranging   from  minus  shop,  production,  quality  control,
                                         200(degrees) - 1,300(degrees) C       maintenance, laboratory and warehouse

                   Blackbody Sources - General Low Temperature
                   -------------------------------------------

 Model No.                                 Features
 ---------                                 --------

M340 Portable blackbody calibration source covering the range from minus 20(degree) to 100(degree) C

M310 Compact, portable blackbody calibration source with a built-in digital controller that can be set to any temperature between ambient +10(degree) C and 350(degree) C

M315 Two piece version of the M310 with the digital controller and calibration source in separate housings. For calibrating temperatures ranging from ambient +10(degree) C to 500 ambient +10(degree) C

M316 Two piece highly portable blackbody calibration source for field calibration or verification without the need to remove the sensor from its location. Temperature range: ambient +10(degree) C and 300(degree) C

M320 Two piece, dual cavity blackbody calibration source providing calibration sources for two temperature points within the temperature range between ambient +10(degree) C and 300(degree) C

IMPAC IRC 500     All-round calibration source for test and calibration of
                  non-contact infrared pyrometers between 50(degree) C and 500(degree) C

                     Blackbody Sources - Medium Temperature

M300 Blackbody calibration source covering the range from 100(degree) to 1,200(degree) C

M305 Compact, light weight, blackbody calibration source covering the range from 100(degree) to 1,000(degree) C

M360; M360A       Two piece calibration source covering the range from
                  50(degree) to 1,100(degree) C

                      Blackbody Sources - High Temperature

M335 General purpose, high temperature calibration source covering the range from 300(degree) to 1,500(degree) C

M330 High temperature calibration source covering the range from 300(degree) to 1,700(degree) C

                   Blackbody Sources - Ultra High Temperature

M390 Series       Ultra high temperature calibration source covering the range from 600(degree) to 3,000(degree) C

M 395 A universal ultra high temperature calibration source that can satisfy the demand of both low as well as high temperatures


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

         During each of the fiscal years ended October 31, 2004 and 2003 we had approximately 2,200 customers, none of which accounted for more than 10% of our sales. We estimate that we currently have an active customer base of 3,000 customers. The loss of any single customer would not have a materially adverse effect on our business or financial condition.

         In fiscal 2004, approximately 24% of our Domestic Operations sales were made to customers outside of the United States as compared to approximately 26% in fiscal 2003. Our sales activities outside the United States could subject us to certain additional risks, including currency controls and fluctuations, and the possibility of tariff, import and other related restrictions and regulations. However, we do not believe that we will experience significant difficulties related to these foreign business risks.

         We will continue to be a truly customer focused, quality oriented organization. We have continued to increase funding for engineering in an effort to maintain a competitive edge in new product introductions, and we will continue to look for strategic agreements or purchases to augment our product line.

COMPETITION

         There is significant competition among the manufacturers of infrared thermometry products. We believe that our sales constitute a small percentage of the worldwide market for these products. The primary competitive factors applicable to infrared thermometry products are accuracy, sensitivity, response time, quality control and the availability of products that optimize performance in specific applications, conditions and temperature ranges. Although we believe our products compete favorably on the basis of those factors, we cannot assure our investors that we can maintain our competitive position against current and potential competitors. We consider Flir Systems, Inc., Infrared Solutions, Inc., Ircon, Inc., Land Instruments International, Ltd., Raytek Corporation and L-3 Communications Infrared Products to be our competitors in the market for thermal imaging products. We view CHINO Corporation, Eurotron Instruments, S.p.A., Exergen Corporation, Heitronics Infrarot Messtechnik GmbH, Ircon, Inc., Land Instruments International, Ltd. and Raytek Corporation as our competitors in the market for single point non-contact temperature measurement devices. We believe that CI Systems, Inc., Electro Optical Industries, Inc. and Santa Barbara Infrared, Inc. are competitors in the manufacture and marketing of blackbody radiation calibration sources. Many of these competitors are much larger than we are, and have substantially greater financial, technical and marketing resources than we do.

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

         During fiscal 2004 and 2003, we purchased approximately 20% and 25%, respectively, of our raw materials from a single supplier. If we had to replace this supplier due to an unforeseen or unforeseeable event, it is likely that our business would be materially disrupted until we did so. In order to reduce the risks associated with a loss of this supplier, we entered into a renewal of our agreement with it that will remain in effect until 2008.

QUALITY ASSURANCE

         We are ISO 9001:2000 certified. We are also certified to ATEX and CSA standards. These international customer driven certifications, encompass all operating aspects of our business including sales and marketing, design and engineering, manufacturing, testing and calibration. They also confer to our quality systems and operating systems a standard of recognition that is understood and accepted by most domestic and international customers.

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

RESEARCH AND DEVELOPMENT

         We conduct product development activities to increase the size of our available market through broader product offerings and to reduce the cost of our products. We believe this results in more competitive pricing and better operating margins. For the past five years, our research and development activities have been primarily devoted to the development of new infrared thermometry products, as well as the adaptation and enhancement of existing products for new applications.

         We believe that our ability to maintain a technological edge in infrared technology and to achieve early market entry with new infrared thermometry products are critical factors to our business. During fiscal 2004, we increased R&D expenditures by approximately 21% over our R&D expenditures in fiscal 2003. We perform research and development in the United States and in Europe. It is our intention to maintain our commitment to research and development at or above our current levels of expenditure, provided that our revenues continue to justify the allocation of our financial resources in that way. Most of the new products that we have introduced over the last several years were a direct outgrowth of our research and development program. See "Current Product Offerings."

INTELLECTUAL PROPERTY

         Four US patents have been issued to us covering technology related to our infrared thermometry products. We derived royalty income from one of those patents in 2003, however that patent expired in 2002 and we do not anticipate receiving any royalty income in future years. None of these patents was material to our overall business. At the present time, we have one US patent application pending relative to our thermal imaging technology. We can not give our investors any assurance that,

      o     this application, or any others that we may file, will be issued,

      o if issued, the patent we receive will provide an adequate measure of protection against a competitive technology which does not employ the technology protected by our patents,

      o any patent issued to us would withstand review and be held valid by a court of competent jurisdiction or

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

EMPLOYEES

         As of October 31, 2004, our staff was comprised of 131 persons, 128 of whom were full time and three of whom were part-time. Of that total number of employees, 24 were engaged in design engineering and research and development, 54 were in manufacturing and production, 30 in marketing and sales, and 23 in general office and administration. The employees of IMPAC are represented by a Workers Council. None of our other employees are represented by a union. We have not experienced any strikes or work stoppages and, our management is of the opinion that we have good working relations with our employees.

CERTAIN CONTRACTUAL ARRANGEMENTS

         In March 1998, we entered into a sales representation agreement with Anritsu Meter Co., Ltd. ("Anritsu"). Pursuant to the agreement, we were granted the exclusive right, except as to Anritsu, to promote and sell Anritsu products in North America. The agreement had an initial five-year term with a one-year notice period for termination thereafter. Neither party has exercised its right to terminate the agreement. Our management believes the termination of the agreement would not have a material adverse effect on our business or our financial condition. Anritsu manufactures a full line of lower cost contact temperature probes, indicators and calibrators.

         In April 2002, we entered into an agreement with Quantum Logic Corporation. This 10-year agreement grants a worldwide license to us to manufacture and sell laser/microcomputer infrared thermometers using their patented laser technology. If we do not achieve revenues of at least $300,000 per year from the sale of products incorporating Quantum Logic's technology, Quantum Logic has the right to terminate its license. We did not satisfy that minimum annual sales requirement during fiscal year ended October 31, 2004 nor fiscal year ended October 31, 2003. However, Quantum Logic has not exercised its right to withdraw its license. We cannot give our investors any assurance that we will be able to satisfy that minimum annual sales requirement during fiscal 2005 or any future years. We also cannot assure our investors that Quantum Logic will not exercise its rights to terminate the license. Our management believes that neither our failure to achieve the minimum annual sales requirement to sustain our right to keep the license, or Quantum Logic's termination of that license would have a material adverse effect on our business or our financial condition.

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


ITEM 2.  PROPERTIES

         We maintain our corporate, administrative, manufacturing, and warehousing facility at 16 Thornton Road, Oakland New Jersey. We currently occupy approximately 35,000 of the 45,000 square feet that we lease from our landlord at that premises. The lease provides for the payment of rent during the period that commenced on June 1, 2003 and that will end on November 30, 2005 at a fixed annual amount of approximately $450,000 per year in equal monthly installments. The lease also requires us to pay real estate taxes, insurance, maintenance and other operating costs. Effective June 1, 2003 we entered into a 30 month contract to sublet 10,000 square feet of our Oakland facility for $80,000 annually.

         We also maintain sales offices in Hancock, Michigan and in Ventura, California with annual lease payments for both locations totaling approximately $46,000.

         The IMPAC companies lease seven facilities in Europe. The following table describes the location, principle uses and annual costs of those facilities:

   Company         Location                    Principle Purposes               Annual Cost
   -------         --------                    ------------------               -----------
IMPAC          Frankfurt, Germany    Administration,  Manufacturing, Research
                                     and Development, Sales, and Warehousing       $296,000

Infra sensor   Magdeburg, Germany    Administration,  Manufacturing, Research
                                     and Development, and Warehousing                39,000

Infrared       Warrington, England   Sales                                           11,000

Infrapoint     Saalfeld, Germany     Administration,   Manufacturing,  Sales,
                                     and Warehousing                                 20,000

IMPAC France   Erstein, France       Sales and Warehousing                           13,000

IMPAC          Hattington, Germany   Sales                                            5,000

Systems        Dresden, Germany      Research and Development, Sales                  6,000


ITEM 3.  LEGAL PROCEEDINGS

         We are not a party, and our property is not subject to any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED MATTERS

         Our common stock is traded on the Nasdaq SmallCap Market under the symbol "MIKR." The following table sets forth the range of high and low prices for our common stock as reported by the SmallCap Market for the last two fiscal years and through January 26, 2005 of the first quarter of fiscal 2005. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions:

Fiscal Years

                                           Low           High
2005:                                     -----         ------

First Quarter through
January 26, 2005                          $4.38         $15.80

2004:

First Quarter                             $5.05          $7.40
Second Quarter                            $3.75          $8.45
Third Quarter                             $3.40          $4.75
Fourth Quarter                            $3.54          $4.90

2003:

First Quarter                             $1.68          $2.99
Second Quarter                            $1.80          $3.60
Third Quarter                             $3.10          $5.14
Fourth Quarter                            $3.50          $7.45


         On January 26, 2005, the closing price quotation for our common stock was $7.99. We believe that our common stock is held of record by approximately 100 persons, including several brokerage firms holding shares in street name for more than 400 beneficial owners.

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


RESULTS OF OPERATIONS

Year Ended October 31, 2004 Compared To Year Ended October 31, 2003


         Net sales for the fiscal year ended October 31, 2004 were $26,017,127 as compared to sales of $23,058,982 for the fiscal year ended October 31, 2003. The 13% increase in sales was primarily due to an increase in sales volume (7.5%) by the IMPAC Companies in the United States, and to a lesser extent, the effects of favorable exchange rates (5.5%).

         Our cost of goods sold as a percentage of net sales for fiscal 2004 was 46.8% with respect to Domestic Operations and 43.9% for IMPAC Operations compared to 53.5% for Domestic Operations and 45.9% for IMPAC Operations for fiscal 2003. This decrease was due primarily to product mix and a fuller absorption of manufacturing overhead.

         Selling, general and administrative expenses consist primarily of expenses associated with the marketing and sale of our products, along with general and administrative expenses. During fiscal 2004, S,G&A expenses were $8,482,091 as compared to $7,823,651 in fiscal 2003. The 8% increase was primarily due to:

         o    Compensation expense                  $186,000
         o    Advertising and promotion             $110,000, and
         o    Effects of currency exchange rates    $248,000

         Research, development and engineering expenses consist primarily of the salaries of our research and development personnel, other expenses associated with new product development and enhancements to existing product lines. In fiscal 2004, research, development, and engineering expenses were $2,076,421 as compared to $1,713,397 for fiscal 2003. The 21% increase was primarily due to

         o    Compensation                           $174,000
         o    Professional fees                      $ 17,000
         o    Occupancy costs                        $ 16,000, and
         o    Effects of currency exchange rates     $ 65,000

         We expect our research and development investment to provide innovative products. However, we cannot give our investors any assurances that we will be successful in that regard.

         Our income from operations for fiscal 2004 was $3,125,215 compared to $1,985,552 for fiscal 2003. The 57% increase was due primarily to increased sales, favorable exchange rates and an increase in gross profit percentage.

         Interest expense was $292,428 in fiscal 2004 as compared to $288,020 for fiscal 2003. This expense is attributable to the debt incurred to finance the acquisition of the IMPAC Companies. The increase is due to increased interest rates on our variable rate debt.

         Other income was $52,855 in the fiscal year ended October 31, 2004 as compared to other expense of $76,275 for the fiscal year ended October 31, 2003. The primary reason for this was a gain on the valuation of our assets for the pension liability in Europe.

         Our effective income tax rate in fiscal 2004 was 38% compared to 39.5% in fiscal 2003. The decrease in our effective rate is primarily the result lower taxes in Europe.

         Our fiscal 2004 net income per share-basic was $0.34 compared $0.20 per share for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2004, we held cash, cash equivalents and short-term investments of $1,466,098 as compared to $825,225 at October 31, 2003. Our working capital increased to $9,409,744 at October 31, 2004 from $7,627,038 at October 31, 2003. The increase in our working capital was primarily due to the income earned in 2004, which was invested primarily in inventory, and accounts receivable.

         Our net cash provided by operating activities for the year ended October 31, 2004 was $1,132,479 primarily due to net income of $1,793,198, an increase in prepaid and other current assets of $570,136, and an increase in accounts payable and accrued liabilities of $308,097. These sources of cash were offset by uses of cash for an increase in inventory of $1,050,682 and an increase in accounts receivable of $626,369.

         Cash used in investing activities was $140,459, which was attributable primarily to capital expenditures for new equipment.

         Cash used in financing activities was $409,733 for the year ended October 31, 2004, comprised primarily of repayment of long term debt and lines of credit aggregating $419,733.

         We have a $4,000,000 revolving credit facility provided by Fleet National Bank which, as a result of its merger with Bank of America, NA, is now known as and referred to throughout this Report as Bank of America, NA. Under that facility, funds may be borrowed at LIBOR plus 150 basis points through November 20, 2006. Borrowing under the revolving line of credit are limited to certain percentages of eligible accounts receivable, inventory, and net plant, property and equipment. The credit facility is collateralized by a security interest in all of our assets in the United States, and a pledge of 65% of the share capital of Mikron Europe. The agreement also contains restrictions that require us to maintain certain financial ratios as well as restrictions on the payment of cash dividends. The agreement governing our credit facility requires monthly payments of interest and the principal is not due until November 20, 2006.

         At October 31 2004, there was $2,100,000 outstanding under our credit facility, with approximately $1,900,000 available based on our collateral and subject to the borrowing limit of the facility.

         At October 31, 2004, the Company's contractual obligations and commitments to make future payments as follows:

                                             PAYMENT DUE BY FISCAL YEAR

                           TOTAL          2005          2006         2007           2008          2009         FUTURE
                         ----------    ----------     --------    ----------     ----------      -------       ------
Long term debt
obligations              $4,229,077      $372,736     $375,336    $2,158,296     $1,313,942       $2,945       $5,822
Operating Leases          1,586,971     1,007,485      441,568       102,730         23,638        9,900        1,650
Interest on long
term debt                   436,474       134,454      116,855        13,293        171,239          360          273
                         ----------    ----------     --------    ----------     ----------      -------       ------
Total contractual
obligations              $6,252,522    $1,514,675     $933,759    $2,274,319     $1,508,819      $13,205       $7,745
                         ==========    ==========     ========    ==========     ==========      =======       ======

         Our management believes that we have adequate resources to meet our expected needs and to fund anticipated capital commitments and research and development efforts for the next twelve months.

         We had accounts receivable of $4,975,396 at October 31, 2004, compared to $4,175,073 at October 31, 2003. The increase in accounts receivable was due to increased sales during the last 60 days in fiscal 2004 compared to our sales during the comparable period of fiscal 2003. Our "days sales outstanding," a metric that expresses the average time it takes to collect a receivable, improved to 57 days as of October 31, 2004 compared to 59.5 days as of October 31, 2003.

         Our inventory was $6,986,763 at October 31, 2004, compared to our inventory of $5,720,276 at October 31, 2003. Our inventory turns decreased from
2.15 turns for fiscal year 2003 to 2.07 turns for fiscal year 2004. The loss in efficiency was due primarily to the introduction of new products while phasing out their predecessors.

Off-Balance Sheet Arrangements

         In November 2002 we entered into a three year interest rate swap agreement with Bank of America, NA in order to fix at 4.81% the interest rate payable under our revolving credit facility with regard to the $2,100,000 that we borrowed from that bank in connection with our acquisition of the IMPAC Companies. The fair value of the interest rate swap at October 31, 2004, was a liability due to the bank of $21,601. We were not a party to any other off-balance sheet arrangement during the fiscal years ended October 31, 2004 and 2003.

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

      o Inventory and obsolescence - Inventory is valued at the lower of cost or market. We continually ensure that slow-moving and obsolete inventory is written down to its net realizable value by reviewing current quantities on hand, actual and projected sales volumes and anticipated selling prices of products. Variances from our estimated sales volumes and/or selling prices could effect the reserve for obsolescence and net income. Annually, we dispose of inventory we deem to be slow-moving.

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

      o We adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Upon adoption of the statement, we discontinued the amortization of goodwill, as required by the statement and we assessed the goodwill for impairment. We performed annual reviews during the fourth quarters of fiscal 2003 and 2004, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of fiscal 2005 and each subsequent fiscal year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed growth rates and estimated costs as well as appropriate discount rates. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in our impairment analysis may not be achieved.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur, be classified as liabilities, not as part of shareholders equity. SFAS 150 does not currently apply to the Company.

         In November 2004, the FASB issued SFAS 151, "Inventory Costs." This pronouncement amends ARB No. 43, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material. SFAS 151 is not expected to have a material effect on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions" and SFAS 153 "Exchanges of Nonmonetary Assets." SFAS 152 and 153 do not apply to the Company.

         In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. FASB 123R will be effective in the second quarter of fiscal year 2006.

ITEM 7.  FINANCIAL STATEMENTS

         Our balance sheet at October 31, 2004 and the related statements of operations, shareholders' equity and statement of cash flows for each of the fiscal years ended October 31, 2004 and 2003 and the report of the independent public accountants thereon required under Regulation S-X are included herein as a separate section following Item 14 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes or disagreements with our accountants on accounting and financial disclosure.

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

         As of October 31, 2004, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our disclosure controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

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

         There have been no significant changes in our disclosure controls and procedures or in other factors that could significantly affect them during the fourth quarter of fiscal 2004.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors are elected annually (most recently, on April 26, 2004) and serve until the next Annual Meeting of Shareholders following their election at which their respective successors have been elected and qualified, or until their earlier resignation or removal. Our executive officers are appointed by, and serve at the pleasure of, the Board.

          Our Certificate of Incorporation contains provisions indemnifying our officers, directors, employees and agents against certain liabilities.

         The following table sets forth the names and ages of our directors and executive officers, and provides a description of their positions of employment for sat least the past five years:

Lawrence C. Karlson           Mr. Karlson, since his retirement in 1993 as
61 years old                  Chairman and a director of Spectra-Physics AB,
Director since 2000           provided consulting services to a variety of
Chairman of the Board of the  businesses and has acted as a private investor in
Company                       both mature and development stage companies. In
                              1983 Mr. Karlson formed Nobel Electronics, an
Member of the Audit and       autonomous business unit of AB Bofors, which
Compensation Committees       manufactured instrumentation for the polymer
                              processing and weighing and force measurement and position control industries. Nobel Electronics merged with Pharos AB, a company traded on the Stockholm Stock Exchange, of which Mr. Karlson became President and Chief Executive Officer. As a result of certain consolidation transactions, Mr.
                              Karlson became Chairman and a director of Spectra
                              AB in 1990, whose business focused on niche oriented, high technology companies specializing in lasers, opto-electronic instruments and microwave transmission. Aggregate sales for the Spectra-Physics AB group of companies exceeded
                              $685 million in 1990. Prior to forming Nobel
                              Electronics, Mr. Karlson held various positions with Fisher & Porter Company commencing in 1965 and was appointed President in 1981. Mr. Karlson received a Master degree in Business
                              Administration from the Wharton School at the University of Pennsylvania. Mr. Karlson is also a director of CDI Corp., a New York Stock Exchange listed professional services and outsourcing company.

Gerald D. Posner              Mr. Posner has served as a director, and as
56 years old                  President of our company since May 1999. He is the
Director since 1999           former President and a major shareholder of
President and Chief Executive Electronic Measurements, Inc., a New Jersey based
Officer of the Company        manufacturer of power supplies. Under Mr. Posner's
                              leadership, a successful LBO creating significant investor appreciation was completed in 1998, resulting in the sale of Electronic Measurements, Inc to Siebe, plc. Prior to his involvement at Electronic Measurements, Mr. Posner was President of Eurotherm plc's temperature instrumentation subsidiary in the U.S. Mr. Posner holds a B.S.E.E.
                              degree from Cooper Union and a Master degree in Business Administration from Clark University.

Dennis L. Stoneman            Mr. Stoneman joined us as a director and as a Vice
71 years old                  President in May 1999. He spent the 14 year period
Director since 1999           prior to joining us working in various capacities
Executive Vice President of   for several U.S. and overseas subsidiaries of
the Company                   Eurotherm plc. Between 1996 until his retirement
                              at the end of 1998, Mr. Stoneman served as Eurotherm's Director of Business Development, primarily concerning himself with the acquisition of companies in the field of instrumentation, controls, solid state relays, AC and DC variable speed motor controls. Between 1993 and 1996, Mr.
                              Stoneman was President of Eurotherm
                              Instrumentation and Controls world-wide where he was in charge of five manufacturing, three research and development, and seven sales operations generating $125 million annually.

Keikhosrow Irani              Mr. Irani is one of our co-founders and has served
68 years old                  as one of our directors since we were organized in
Director since 1969           1969. On August 31, 1995 he became President and
Chief Technical Officer of    Chief Executive Officer. On May 17, 1999 he
the Company                   vacated his position as President, and became
                              Chief Technical Officer. Mr. Irani holds the degree of Master of Science in Electrical
                              Engineering from the University of Missouri and is listed as inventor on patents in infrared thermometery.

William J. Eckenrode          Mr. Eckenrode retired in 1998 as Vice President of
69 years old                  Finance and Administration of Berwind Group, a
Director since 2000           position he held during the 16 year period that
                              preceded his retirement. Berwind Group is a
Chairman of the Audit         privately owned investment management company with
Committee                     revenues in excess of one billion dollars. It
                              operates businesses in the industrial,
                              pharmaceutical and real estate sectors. Prior to joining Berwind, Mr. Eckenrode held various management positions with Allis Chalmers
                              Manufacturing Company, U. S. Steel Corp, United
                              Aircraft Corp, SPS Technologies Inc., ITE Imperial

                              Corp., and the Fisher and Porter Company. Mr. Eckenrode holds a Bachelor of Science degree in Economics from Villanova University.

Henry M. Rowan                Mr. Rowan founded (1954) and is currently the
80 years old                  President of Inductotherm Industries, located in
Director since 2000           Rancocas, New Jersey. Inductotherm is a leader in
President of Inductotherm     the design and manufacture of equipment for
Industries                    induction melting, heat treating and welding and
                              is comprised of 100 companies pursuing 50
Chairman of the               different technologies with customers in 83
Compensation Committee        countries. Mr. Rowan holds a Bachelor of Science
                              degree in Electrical Engineering from the Massachusetts Institute of Technology.

Paul A. Kohmescher            Mr. Kohmescher joined us as our Chief Financial
53 years old                  Officer in January 2001. During the two year
Vice President and Chief      period which preceded his employment by us, he
Financial Officer             served as Controller of Area Lighting Research,
                              Inc., a subsidiary of Tyco International. During
                              1997 - 1999, Mr. Kohmescher served as Controller,
                              Corporate Secretary and, in 1999, Chief Financial
                              Officer, of Computer Power, Inc., a manufacturer of energy efficient lighting, emergency lighting and power protection systems. Between 1992 and 1997, he was the Executive Director of the National Kitchen and Bath Association, an international trade association. Mr. Kohmescher holds a B.S. Business degree with an Accounting
                              Major from Indiana University, and an M.B.A.
                              degree from DeSales University.

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

                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                                                                    Compensation
                                          Annual Compensation                           Awards
                                    ---------------------------------------   ------------------------
                                                                              Restricted   Securities
      Name and Principal                                       Other Annual     Stock      Underlying
         Position            Year   Salary ($)   Bonus ($)  Compensation ($)   Awards($)   Options (#)
-------------------------    ----   ----------   ---------  ----------------  ---------    -----------
Gerald D. Posner, CEO        2004    $230,000     $17,500       $6,000 (1)
Gerald D. Posner, CEO        2003     208,000      17,500       $4,000 (1)
Gerald D. Posner, CEO        2002     208,000       2,000
Keikhosrow Irani, CTO        2004     155,000                   17,000 (2)
Keikhosrow Irani, CTO        2003     150,000                   11,000 (2)
Keikhosrow Irani, CTO        2002     150,000                   11,000 (2)
Dennis Stoneman, EVP         2004     140,000      18,666        6,000 (1)                  7,500(3)
Dennis Stoneman, EVP         2003     120,000      10,000        6,000 (1)
Dennis Stoneman, VP          2002     120,000      10,000        6,000 (1)
Paul A. Kohmescher, CFO      2004     106,316      12,500        5,000 (1)
Paul A. Kohmescher, CFO      2003      98,402      10,000        5,000 (1)
Paul A. Kohmescher, CFO      2002      93,040       8,617        5,000 (1)

----------
(1)   Represents the amount of a car allowance received by this Executive.

(2) Mr. Irani has Company paid life insurance and incidental personal use of a Company-leased automobile.

(3) Does not include compensation derived from the exercise of an option to purchase 171,428 shares of common stock granted in 1999 pursuant to this Executive's employment agreement. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The Company did not grant any options or SARs to any of the Named Executive Officers during the fiscal year ended October 31, 2004, except to the extent indicated in the following table:

                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                           INDIVIDUAL GRANTS

                             NUMBER OF SECURITIES    % OF TOTAL OPTIONS/SARs    EXERCISE OR
                            UNDERLYING OPTIONS/SARs   GRANTED TO EMPLOYEES       BASE PRICE       EXPIRATION
         NAME                     GRANTED (#)            IN FISCAL YEAR            ($/SH)            DATE
Dennis L. Stoneman, EVP              7,500                    100%                 $4.36          3/16/2009


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         None of the Named Executive Officers exercised any options during the fiscal year ended October 31, 2004. The following table sets forth certain information regarding the Named Executive Officers who held options at the end of Fiscal 2004:

                    AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                            NUMBER OF SECURITIES
                              SHARES         VALUE         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE
                            ACQUIRED ON    REALIZED      OPTIONS/SARs AT FY-END (#)     MONEY OPTIONS/SARs AT FY-END ($)
          NAME             EXERCISE (#)       ($)         EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
Gerald D. Posner,
 CEO                             -             -                  171,428/0                       $635,998/$0
Dennis L.
Stoneman, EVP                    -             -                   7,500/0                         $2,625/$0
Paul A.
Kohmescher, CFO                  -             -                15,000/5,000                    $54,300/$18,100

                            COMPENSATION OF DIRECTORS

         We have not paid and do not presently propose to pay cash compensation to any director for acting in such capacity, except for reimbursement for reasonable expenses in attending our Board and Board Committee meetings. During the fiscal year ended October 31, 2001, we issued options under our Plan to each of our non-employee directors. Each of those option is exercisable for a period of five years at an exercise price of $2.3175. Mr. Karlson's option entitles him to purchase 35,000 shares, and the options granted to Messrs. Rowan and Eckenrode entitle each of them to purchase 25,000 shares. During the fiscal year ended October 31, 2004, we issued additional options under our Plan to each of our non-employee directors. Each of those options entitles the holder to purchase 12,500 shares for a period of five years at an exercise price of $4.36 per share.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is information concerning the common stock ownership as of January 26, 2005 by (i) each person who we know owns beneficially 5% or more of our outstanding common stock, (ii) each officer and director, and (iii) all of our directors and officers as a group:

                                               Amount and Nature of     Percentage of
                                                    Beneficial        Outstanding Shares
Name and Address of Beneficial Owner (1)           Ownership (1)           Owned (2)
----------------------------------------       ---------------------  ------------------
Keikhosrow Irani                                      543,264                 10.2%
Karen Beck (3)                                        510,000                  9.6%
Gerald D. Posner                                      379,761  (4)             6.9%
Dennis L. Stoneman                                    151,196  (5)             2.8%
Lawrence C. Karlson  (6)                              127,000  (7)             2.4%
William J. Eckenrode  (8)                              52,500  (9)             0.9%
Henry M. Rowan  (10)                                   37,500  (9)             0.7%
Paul A. Kohmescher                                          -                 -
All Officers and Directors as a Group (of 7)        1,291,221  (11)           22.9%

---------
(1) All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise noted, the address of each shareholder is c/o the Company, 16 Thornton Road, Oakland, New Jersey.

(2) Based upon 5,319,628 shares issued and outstanding on January 26, 2005, plus where indicated, shares issuable under outstanding options.

(3)   Ms. Beck's address is Urbanstrasse 41, D-14165 Berlin, Germany.

(4) Includes 171,428 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of this Report. See "Employment Contracts, Termination Of Employment And Change In Control Arrangements."

(5) Includes 7,500 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of this Report. Also includes 46,000 shares jointly owned by Mr. Stoneman and his wife, Eileen, as to which they share all voting and dispositive powers. Does not include any shares owned by any member of Mr. Stoneman's immediate family, either individually or jointly with their respective spouses, and as to which they claim sole or shared (with persons other than Mr. Stoneman) voting and dispositive powers.

(6) Mr. Karlson's address is 2401 Casas de Marbella Drive, Palm Beach Gardens, Florida.

(7) Includes 47,500 shares of common stock issuable pursuant to options which may be exercised within 60 days of the date of this Report. See, "Executive Compensation -- Compensation of Directors."

(8)   Mr. Eckenrode's address is 575 Gramercy Lane, Downingtown, Pennsylvania.

(9) Includes 37,500 shares of common stock issuable pursuant to options which may be exercised within 60 days of the date of this Report. See, "Executive Compensation -- Compensation of Directors."

(10)  Mr. Rowan's address is 10 Indel Avenue, Rancocas, New Jersey.

(11) Includes the shares issuable within 60 days of this Report upon exercise of the options held by Messrs. Posner, Stoneman, Karlson, Eckenrode and Rowan.

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

         For many years, we purchased certain of the products we sell from Chori Co., Ltd. and one of its US affiliates. Prior to March 27, 2003, Chori was an owner of 350,000 shares (more than 5%) of our common stock. On that date, Chori sold all of those shares at a price of $1.70 per share to Gerald D. Posner, our President and Chief Executive Officer (75,000 shares), Dennis L. Stoneman and various members of his family (75,000 shares), Lawrence C. Karlson, the Chairman of our Board (72,500 shares), Hermann Schlosser, one of our consultants (72,500 shares), William J. Eckenrode, one of our Directors (25,000 shares), Earnest M. Emery, one of our consultants (25,000 shares) and Paul A. Kohmescher, our Vice President and Chief Financial Officer (5,000 shares). During fiscal 2004 we did not purchase any products from Chori nor did we owe them any commission. During fiscal 2003, we purchased approximately $2,399,924, of products from or through Chori, and paid Chori and its US affiliate approximately $68,000, respectively, representing commissions paid at the rate of 5% of sales to those companies in their respective capacities as international sales representatives for all of our products. Our agreement regarding the payment of commissions to Chori and its US affiliate has ended. We do not anticipate buying any products from not paying them any commissions in the future.

ITEM 13 - EXHIBITS

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

     10.9 Credit Agreement by and between us and Bank of America, NA filed as Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

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

     10.17 First Amendment dated October 31, 2003 to the Credit Agreement by and between us and Bank of America, NA, filed as Exhibit
                  10.17 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.

     10.18 Assignment and pledge agreement dated October 31, 2003 to the Credit Agreement by and between us and Bank of America, NA, filed as Exhibit 10.18 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.

     14.1 Code of Ethics for Senior Executive and Financial Officers filed as Exhibit 14.1 to our Annual Report on From 10-KSB for the fiscal year ended October 31, 2003 is hereby incorporated herein by this reference.

     21.1 List of our subsidiaries, filed as Exhibit 21.1 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.

     23.1         Consent of BDO Seidman, LLP

     31.1         Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

     31.2         Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to BDO Seidman LLP

                                                         Fiscal Years Ended
                                                            October 31,
                                                     ------------------------
                                                        2004            2003
                                                     -----------      -------

                    Audit Fees (1)                     $109,075      $107,000
                    Audit-related fees (2)               30,800        51,000
                    Tax Fees (3)                         37,750        44,300
                    Total                              $177,625      $202,300
                                                       ========      ========
-----------
(1) Audit services of BDO Seidman, LLP consisted of the audit of our consolidated financial statements, quarterly review of our financial statements and filings on SEC Forms 10-QSB, and SEC filings.

(2) Includes for (a) fiscal 2004, consultations on accounting matters; and (b) fiscal 2003, due diligence and financial analyses performed in connection with our acquisition of the IMPAC Companies.

(3) Includes services of BDO Seidman, LLP for tax compliance in the US and for our IMPAC companies in Germany

                              MIKRON INFRARED, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Report of Independent Registered Public Accounting Firm                  F - 2

Consolidated Balance Sheet as of October 31, 2004                        F - 3

Consolidated Statements of Operations for the years ended
October 31, 2004 and 2003                                                F - 4

Consolidated Statements of Shareholders' Equity for the years
ended October 31, 2004 and 2003                                          F - 5

Consolidated Statements of Cash Flows for the years ended
October 31, 2004 and 2003                                                F - 6

Notes to Consolidated Financial Statements for the years ended
October 31, 2004 and 2003                                                F - 8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Mikron Infrared, Inc.:

We have audited the accompanying consolidated balance sheet of Mikron Infrared, Inc. and Subsidiaries as of October 31, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mikron Infrared, Inc. and Subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.



                                                    BDO Seidman, LLP

Woodbridge, New Jersey
December 3, 2004

                     MIKRON INFRARED, INC. AND SUBSIDIARIES


                           Consolidated balance sheet

                             As of October 31, 2004


                                                                        2004
                                                                    -----------
                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $ 1,466,098
   Accounts receivable, less allowance for doubtful
   accounts of $237,529                                               4,975,396
   Inventories                                                        6,986,763
   Deferred tax - current                                               382,130
   Prepaid expenses and other current assets                            188,054
                                                                    -----------
Total current assets                                                 13,998,441
Property and equipment                                                  439,725
Intangibles, net of accumulated amortization of $258,184              2,632,886
Goodwill                                                              3,296,751
Other assets                                                          1,576,525
                                                                    -----------
Total                                                               $21,944,628
                                                                    ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $ 1,878,236
   Accrued liabilities                                                2,337,725
   Current  portion of long term debt                                   372,736
                                                                    -----------
Total current liabilities                                             4,588,697
                                                                    -----------
Long term debt                                                        3,262,885
Long term debt-related parties                                          593,456
Accrued pension benefits                                              1,693,929
Deferred taxes                                                          228,269
Other liabilities                                                        21,601
                                                                    -----------
TOTAL LIABILITIES                                                    10,388,837
                                                                    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, $.003 par value; 15,000,000 shares
   authorized, 5,269,628 shares issued and outstanding                   15,810
   Additional paid-in capital                                         7,077,417
   Retained earnings                                                  4,395,691
   Accumulated other comprehensive income                                66,873
                                                                    -----------
Total shareholders' equity                                           11,555,791
                                                                    -----------
Total                                                               $21,944,628
                                                                    ===========


                        See notes to financial statements

                     MIKRON INFRARED, INC. AND SUBSIDIARIES


                      Consolidated statements of operations

                  For the years ended October 31, 2004 and 2003



                                                       2004            2003
                                                   ------------    ------------
REVENUES:
   Net sales                                       $ 26,017,127    $ 23,058,982
   Royalties                                                  0          16,112
                                                   ------------    ------------
Total revenues                                       26,017,127      23,075,094
                                                   ------------    ------------
COSTS AND EXPENSES:
   Cost of goods sold                                12,333,400      11,552,494
   Selling, general and administrative                8,482,091       7,823,651
   Research, development and engineering              2,076,421       1,713,397
                                                   ------------    ------------
Total costs and expenses                             22,891,912      21,089,542
                                                   ------------    ------------
INCOME FROM OPERATIONS                                3,125,215       1,985,552

OTHER INCOME (EXPENSE):
   Interest expense                                    (292,428)       (288,020)
   Other (expense) income, net                           52,855         (76,275)
                                                   ------------    ------------
NET INCOME BEFORE INCOME TAXES                        2,885,642       1,621,257
    Income tax provision                             (1,092,444)       (639,900)
                                                   ------------    ------------
NET INCOME                                         $  1,793,198    $    981,357
                                                   ============    ============
NET INCOME PER SHARE-BASIC                         $       0.34    $       0.20
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES-BASIC               5,259,655       4,951,824
                                                   ============    ============
NET INCOME PER SHARE-DILUTED                       $       0.33    $       0.19
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED             5,407,246       5,109,576
                                                   ============    ============



                        See notes to financial statements

                     MIKRON INFRARED, INC. AND SUBSIDIARIES

                 Consolidated statements of shareholders' equity

                                                                                              ACCUMULATED
   FOR THE YEARS ENDED                       COMMON STOCK          ADDITIONAL                     OTHER           TOTAL
OCTOBER 31, 2004 AND 2003             -------------------------     PAID-IN      RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                         SHARES        AMOUNT       CAPITAL      EARNINGS     INCOME (LOSS)      EQUITY
                                      -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, NOVEMBER 1, 2002               4,288,200   $    12,865   $ 4,342,682   $ 1,621,136    $         0    $ 5,976,683

   Compensation expense for
   employee stock options                      --            --         5,352            --             --          5,352
    Issuance of shares for
    acquisition                           600,000         1,800     1,954,200            --             --      1,956,000
    Exercise of employee stock
    options                               181,428           545       180,883            --             --        181,428
    Exercise of warrants                  190,000           570       189,430            --             --        190,000
    Tax benefit from exercise of
    stock options and warrants                 --            --       394,900            --             --        394,900
    Other compensation income:
      Net Income                               --            --            --       981,357             --        981,357
      Reclassification of net loss
      on derivative instrument, net
      of tax                                   --            --            --            --         27,936         27,936
      Change in fair value of cash
      flow hedge, net of tax                   --            --            --            --        (60,565)       (60,565)
      Foreign currency translation
      gains                                    --            --            --            --        232,602        232,602
                                                                                                              -----------
Other comprehensive income                     --            --            --            --             --      1,184,330
                                      -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, OCTOBER 31, 2003               5,259,628        15,780     7,067,447     2,602,493        199,973      9,885,693
   Exercise of employee stock
   options                                 10,000            30         9,970            --             --         10,000
   Other comprehensive income:
      Net Income                               --            --            --     1,793,198             --      1,793,198
      Reclassification of net loss
      on derivative instrument,
      net of tax                               --            --            --            --         19,226         19,226
   Change in fair value of cash
   flow hedge, net of tax                      --            --            --            --           (317)          (317)
   Foreign currency translation
   losses                                      --            --            --            --       (152,009)      (152,009)
                                                                                                              -----------
   Other comprehensive income                  --            --            --            --             --      1,840,098
                                      -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, OCTOBER 31, 2004               5,269,628   $    15,810   $ 7,077,417   $ 4,395,691    $    66,873    $11,555,791
                                      ===========   ===========   ===========   ===========    ===========    ===========

                        See notes to financial statements

                     MIKRON INFRARED, INC. AND SUBSIDIARIES
                      Consolidated statements of cash flows
                 For the years ended October 31, 2004 and 2003

                                                                 2004            2003
                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 1,793,198     $   981,357
   Adjustments to reconcile net income to net cash
   provided by (used in)  operating activities:
     Depreciation                                                197,509         237,214
     Amortization                                                130,356         127,828
     Stock compensation expense                                       --           5,352
     Deferred income tax (benefit) expense                      (127,155)        (37,815)
     Accrued interest-related parties                             50,032          43,423
     Gain on sale of equipment                                   (75,504)             --
     Minority interest                                                --           4,208
     Changes in assets and liabilities
     (Increase) decrease in accounts receivable                 (626,369)       (854,917)
     (Increase) decrease in inventories                       (1,050,682)         64,092
     (Increase) decrease in prepaid and other
     current assets                                              570,136         (79,077)
     (Increase) decrease in other assets                             115          16,992
     Increase decrease in pension liability                      (37,254)         81,573
     Increase (decrease) in accounts payable and
     accrued liabilities                                         308,097         779,669
                                                             -----------     -----------
Net cash provided by operating activities                      1,132,479       1,369,899
                                                             -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash acquired                 (56,806)     (3,739,174)
   Purchase of minority interest                                 (23,390)             --
   Purchase of property and equipment                           (168,387)       (273,687)
   Proceeds from sale of equipment                               108,124              --
   Decrease in investments                                            --          72,598
                                                             -----------     -----------
Net cash used in investing activities                           (140,459)     (3,940,263)
                                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of line of credit, net                             (117,303)        (75,000)
   Deferred financing costs                                           --         (91,070)
   Proceeds from long term debts                                      --       3,669,600
   Principal payments on long term debt                         (302,430)       (869,713)
   Stock options exercised                                        10,000         181,428
   Warrant exercised                                                  --         190,000
                                                             -----------     -----------
Net cash (used in) provided by financing activities             (409,733)      3,005,245
                                                             -----------     -----------
Currency effects on cash                                          58,586          25,785
                                                             -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        640,873         460,666
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     825,225         364,559
                                                             -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $ 1,466,098     $   825,225
                                                             ===========     ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:

Acquisition of IMPAC Companies for note payable to seller             --     $   795,680
                                                             ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID FOR INTEREST                                    $   165,040     $   295,641
                                                             ===========     ===========
   CASH PAID FOR INCOME TAXES                                $   433,250     $   740,543
                                                             ===========     ===========

                        See notes to financial statements

                     MIKRON INFRARED, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                  For the years ended October 31, 2004 and 2003


Mikron Infrared, Inc. (Mikron or the Company), a New Jersey corporation organized in 1969, together with its direct and indirect wholly-owned subsidiaries, develops, manufactures, markets and services equipment and instruments for non-contact temperature measurement. The Company's products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. The predominant market for the Company's hand-held infrared thermometers is industrial quality control applications and maintenance. The Company also markets its products to laboratories and original equipment manufacturers, both domestic and foreign, where "fixed" infrared thermometers are incorporated as integral components of production equipment.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed principally using straight-line depreciation over the estimated useful lives of individual assets or the remaining terms of leases. Machinery and equipment are depreciated over a period of three to five years, furniture and fixtures range from three to five years and leasehold improvements are amortized over the term of the lease. Maintenance, repairs and minor renewals are charged to earnings when they are incurred. Upon disposition of an asset, any gain or loss is reflected in current earnings.

INTANGIBLE ASSETS

As a result of the acquisition of the IMPAC Companies, in fiscal 2003 e determined with the help of evaluation specialists, that the customer list had a value of $1,000,000 amortized over ten years. We also determined that the trade names have a value of $1,800,000 and have an indefinite life for amortization purposes.

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. At October 31, 2004, the Company believes that there has been no impairment of its long-lived assets.

GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired.

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, an intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives are not to be amortized, however they will be tested for impairment at least annually. During the fourth quarter of fiscal 2004 we completed our annual analysis of goodwill and other intangible assets and determined no adjustments were necessary.

Prior to November 1, 2002 the Company amortized goodwill over 15 years.

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

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of October 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

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

CONCENTRATION OF RISK

The Company purchased 20% and 28% of its inventory from a single supplier in 2004 and 2003, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The  carrying   amounts  reported  in  the  balance  sheet  for  cash  and  cash equivalents, trade receivables and accounts payable approximate fair value based on the short-term maturity of these instruments.

The fair value of debt approximates the recorded value based on borrowing rates currently available to the Company for similar terms and maturity.

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

Under accounting provisions of SFAS 123, the Company's net income to common shareholders and net income per common share would have been adjusted to the pro forma amounts indicated below:

                                                          Years Ended October 31
                                                         -----------------------
                                                            2004          2003
                                                            ----          ----
Net income as reported                                   $1,793,198     $981,357
Adjustment for fair value of stock options,
  net of tax                                                138,864       40,440
                                                         ----------     --------
     Pro Forma                                           $1,654,334     $940,917
                                                         ----------     --------
Net income per share basic
     As reported                                              $0.34        $0.20
                                                              -----        -----
     Pro forma                                                $0.31        $0.19
                                                              -----        -----
Net income per share diluted
     As reported                                              $0.33        $0.19
                                                              -----        -----
     Pro forma                                                $0.31        $0.19
                                                              -----        -----

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". The functional currency of the Company's foreign subsidiaries is the local currency. Balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separated component of stockholders' equity. Gains and losses on currency transactions are reflected in other expense in the consolidated statements of earnings.

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

The Company entered into an interest rate swap contract in November 2002 which converted the variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed- and floating-rate interest payments periodically over the life of the three-year agreement. At October 31, 2003, the interest rate swap had a notional amount of $2,100,000 under which the Company paid a fixed rate of interest, 4.81% percent and received a floating rate of interest, 1.50% plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at October 31, 2004, was a liability due to the counter party of $21,601, and reflected in other liabilities. This is the only derivative contract the Company was a party to in fiscal years ended October 31, 2004 and 2003.

The Company was not party to any derivative transactions designated as fair value hedges during the year ended October 31, 2004. Interest expenses for the year ended October 31, 2004, includes approximately $31,518 of realized net gain related to the hedge discussed above. Changes in the fair value of derivatives qualifying as cash flow hedges are reported in accumulated other comprehensive income. The gains and losses on derivatives included in other comprehensive income are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payments are made. As of October 31, 2004, the Company had a $21,601 hedge exposure. The Company documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

In July 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur, be classified as liabilities, not as part of shareholders' equity. SFAS 150 does not currently apply to the Company.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." This pronouncement amends ARB No. 43, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material. SFAS 151 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions" and SFAS 153 "Exchanges of Nonmonetary Assets." SFAS 152 and 153 do not apply to the Company.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. FASB 123R will be effective in the second quarter of fiscal year 2006.

2. INVENTORIES:

The components of inventories at October 31, 2004 are as follows:

Materials and parts                                              $    3,362,907
Work-in-process                                                         799,856
Finished goods                                                        2,824,000
                                                                 --------------
                                                                 $    6,986,763
                                                                 ==============
3.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the
following at October 31, 2004:

Machinery and equipment                                          $    1,532,301
Furniture and fixtures                                                  353,628
Leasehold improvements                                                   83,245
                                                                 --------------
                                                                      1,969,174
Less- Accumulated depreciation                                       (1,529,449)
                                                                 --------------
                                                                 $      439,725
                                                                 ==============

4.  INTANGIBLE ASSETS:

The components of intangible assets at October 31, 2004 are as follows:

                                                      COST          AMORTIZATION
                                                   ----------       ------------
Deferred financing costs                           $   91,070         $ 58,184
Customer lists                                      1,000,000          200,000
                                                   ----------         --------
Total intangibles subject to amortization           1,091,070          258,184
Trade names                                         1,800,000               --
                                                   ----------         --------
Total intangible assets                            $2,891,070         $258,184
                                                   ==========         ========


The Company amortizes its customer list over its estimated useful life of 10 years with no significant residual value. Amortization expense for intangible assets excluding trademarks and goodwill was $127,828 for each of the years ending October 31, 2004 and 2003. Intangibles amortization is projected to be approximately $128,000 in 2005, $105,000 in 2006, and $100,000 through 2012.

5. LONG TERM DEBT:

Long term debt consists of the following:

Principal amount of capital appreciation notes providing for a term of five years and a semi-annually compounded yield of
9% (the "Capital Appreciation Notes"). The Capital
Appreciation Notes are due to two of the Company's officers
and are subordinate to the revolving credit facility and
bank loan discussed below. The maturity date of these notes
is November 26, 2007.                                                  $593,456

A $4,000,000 revolving credit facility (the "Facility") with a bank, collateralized by first security interest liens on
all non-European assets and also by a pledge of 65% of the
share capital of Mikron Europe. The facility bears interest
at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The
rate at October 31, 2004 was 3.00%. The Facility has a
maturity date of November 20, 2006. The maximum amount
outstanding was $2,175,000 and the average interest rate was
4.81% during 2004.                                                    2,100,000

Principal amount of a loan from a bank collateralized by
pledges of all of the share capital of IMPAC, Infrapoint,
infra sensor and Systems and the unconditional guarantee of
the Company (the "Bank Loan"). The rate is EURIBOR plus 2.5%
and the maturity date is September 30, 2006. The rate at
October 31, 2004 was 4.62%.                                             639,700

Portion of purchase price payable to one of the selling
shareholders deferred for a period of five years at a
semi-annually compounded yield of 9%. This indebtedness is
unsecured and subordinate to the Facility and Bank Loan.
Unpaid interest and principal are payable at maturity in
November 2007                                                           482,234

Additional indebtedness owed to one selling shareholder
deferred for a period of five years at a semi-annually
compounded yield of 9%. This indebtedness is unsecured and
subordinate to the Facility and Bank Loan. Unpaid interest
and principal are payable at maturity in November 200                   182,178

Lines of credit of held by various operating companies with
interest rates between 5.00% to 5.22%                                   231,509
                                                                     ----------
                                                                      4,229,077
Less current portion                                                    372,736
                                                                     ----------
                                                                     $3,856,341
                                                                     ==========

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. The most restrictive covenants are coverage and leverage ratios. As of October 31, 2004, we were in compliance with all covenants. In December 2004 we extended the facility through November 20, 2006 with identical terms as in the original facility.

Minimum principle repayments over the next five years and thereafter are as follows:

                                                 2005                $  372,736
                                                 2006                   375,336
                                                 2007                 2,158,296
                                                 2008                 1,313,942
                                                 2009                     2,945
                                                 Future                   5,822
                                                                     ----------
                                                 Total               $4,229,077
                                                                     ==========

6. ACCRUED LIABILITIES:

Accrued liabilities are comprised of the following as of October 31, 2004:

Various corporate taxes payable                                      $  430,457
Accrued compensation                                                    634,163
Commissions payable                                                     243,225
Professional fees                                                       130,972
Accrued other                                                           898,908
                                                                     ----------
                                                                     $2,337,725
                                                                     ==========

7. EMPLOYEE BENEFIT PLANS:

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees of its Domestic Operations, which provides for the Company matching 30 percent of the participant's elective deferral, but in no event greater than 1.5 percent of the participant's compensation. The Company's expense for the plan was $31,567 and $31,731 for the fiscal years ended October 31, 2004 and 2003, respectively.

IMPAC Electronic GmbH has a pension plan for its employees hired prior to January 1989. The Plan has been funded by an insurance contract, but payments are the responsibility of IMPAC Electronic GmbH. As a result, the insurance contract and accrued benefit obligation have been reflected as an asset and liability, respectively, in the accompanying balance sheet.

The net periodic pension cost for this plan for the years ended October 31, 2004 and 2003 includes the following components:

                                                           2004            2003
                                                           ----            ----
           Service cost                                  $ 7,510         $ 6,477
           Interest cost                                  82,483          61,444
                                                         -------         -------
           Net periodic pension cost                     $89,993         $67,921
                                                         =======         =======

The benefit obligation recorded in the Company's consolidated balance sheet at October 31, 2004 are as follows:

           Benefit obligation November 1, 2003                       $1,576,082
           Service cost                                                   7,510
           Interest cost                                                 82,483
           Currency gain                                                177,138
           Actuarial loss                                               (58,246)
           Pension payments                                             (91,038)
                                                                     -----------
           Projected benefit obligation October 31, 2004             $1,693,929
                                                                     ==========

Key economic assumptions used in these determinations are as follows:

           Discount rate                          5.0%
           Compensation increase rate             2.0%
           Retiree cost of living adjustment     1.00%

The benefits as of October 31, 2004 expected to be paid in each of the next five years, and in the aggregate for the five fiscal years thereafter.

           2005                                      $106,190
           2006                                       118,984
           2007                                       121,543
           2008                                       139,455
           2009                                       144,572
           2010-2014                                  735,655
                                                     --------

The Company's estimate of contributions expected to be paid to its retirement plans in fiscal year 2005 is $106,190

The IMPAC Companies also have a defined contribution retirement plan for employees who were hired January 1989 and later, and for employees who were hired before January 1989 and who voluntarily agreed to be covered by the latter plan. The Company pays the entire premium for this latter plan. The amount paid in fiscal years ended October 31, 2004 and 2003 for both of IMPAC Companies' retirement plans were $82,015 and $33,486, respectively.

8. STOCK OPTION PLAN:

The Company has an Amended and Restated Omnibus Stock Incentive Plan (the Plan) under which restricted shares, SARs, non-qualified and incentive stock options may be granted to its employees, officers, directors and others. A total of 978,000 shares are available for issuance under the Plan.

During the quarter ended April 30, 2001, the Board of Directors approved the modification of vesting provisions of the performance based options granted in fiscal 2000 under the Plan. Under the terms of the modifications, options to purchase 277,142 shares of common stock vested on April 30, 2004. Compensation expense of $5,352 and $0 associated with these options was recorded in fiscal 2003 and 2004.

Options to purchase  45,000  shares were  granted  under the Plan in fiscal year
2004.

The following summarizes all stock option activity:

                                                                 WEIGHTED
                                                                  AVERAGE
                                               SHARES         EXERCISE PRICE
                                        --------------------- ----------------
           OPTIONS OUTSTANDING
           OCTOBER 31, 2002                    497,856             $1.228
                Exercised                     (181,428)             1.000
                                        --------------------- ----------------
           OPTIONS OUTSTANDING
           OCTOBER 31, 2003                    316,428              1.360
                Granted                         45,000              4.360
                Exercised                      (10,000)             1.000
                                        --------------------- ----------------
           OPTIONS OUTSTANDING
           OCTOBER 31, 2004                    351,428              1.754
                                        --------------------- ----------------

The following table summarizes information about stock options outstanding at October 31, 2004:

               Options Outstanding                       Options Exercisable
                             Weighted
               Number of     Average        Weighted                   Weighted
Range of       options       Remaining      Average      Number        Average
Exercise       Outstanding   Contractual    Exercise     Exercisable   Exercise
Price          10/31/04      Life           Price        at 10/31/04   Price
-----------    -----------   -----------    --------     -----------   ---------
$1.00-$1.09    221,428       12 months      $1.008       219,610       $1.007
$2.3175        85,000        9 months       $2.3175      85,000        $2.3175
$4.36          45,000        53 months      $4.36        45,000        $4.36
Total          351,428       21 months      $1.754       349,610       $1.754

The number of shares available for issuance pursuant to future grants ands awards under the Plan as of October 31, 2004 were 314,284 and as of October 31, 2003 were 359,284.

9. INCOME TAXES:

Income tax provision for the years ended October 31, 2004 and 2003, is as follows:

                                                   2004                 2003
                                               ----------           ----------
CURRENT
 Federal                                       $  473,170           $  336,640
 State                                            105,720              106,550
 Foreign                                          640,709              234,525
TOTAL CURRENT                                   1,219,599              677,715
                                               ----------           ----------
DEFERRED
 Federal                                          (90,097)              69,341
 State                                            (15,010)              12,237
 Foreign                                          (22,048)            (119,393)
                                               ----------           ----------
Total deferred                                   (127,155)             (37,815)
                                               ----------           ----------
Total Tax                                      $1,092,444           $  639,900
                                               ==========           ==========

The components of income before income taxes are as follows:

                                               YEAR ENDED           YEAR ENDED
                                               OCTOBER 31,          OCTOBER 31,
                                                  2004                 2003
                                               ----------           ----------
Domestic                                       $1,234,057           $1,356,582
Foreign                                         1,651,585              264,675
                                               ----------           ----------
                                               $2,885,642           $1,621,257
                                               ==========           ==========

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the years ended October 31, 2004 and 2003, are as follows:

                                                         2004           2003
                                                       -------        ------
Federal statutory rate                                   34.0%         34.0%
State taxes, net of federal benefit                       2.1           4.8
Foreign rate in excess of US rate                         2.0           1.6
Other                                                    (0.2)         (0.9)
                                                       -------        ------
Effective tax rate                                       37.9%         39.5%
                                                       =======        ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of October 31, 2004, are as follows:

                                                                        2004
                                                                    -----------
DEFERRED TAX ASSETS
  Bad debt reserves                                                $    36,932
  Inventory reserves and capitalization                                270,422
  Inter-company profits                                                 53,319
  Accrued liabilities                                                   21,457
                                                                    -----------
  Deferred tax assets-current                                          382,130
  Accrued pension                                                      105,461
  Other                                                                 17,044
                                                                    -----------
  Total deferred tax assets                                            504,635

DEFERRED TAX LIABILITIES
  Goodwill                                                             (38,474)
  Customer list                                                       (312,000)
                                                                    -----------
   Total deferred tax                                               $  154,161
                                                                    ===========

10. EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and awards. The following table presents the shares used in computing basic and diluted earnings per share for 2004 and 2003.

                                                       2004           2003
                                                     ---------     ---------
  Average common shares outstanding for basic
  computation                                        5,259,655     4,951,824

  Incremental shares issuable for stock options
  and awards                                           147,591       157,752
                                                     ---------     ---------
  Average common shares outstanding for diluted
  computation                                        5,407,246     5,109,576
                                                     =========     =========

No options or warrants were anti-dilutive in fiscal 2004 or 2003.


11. COMMITMENTS AND CONTINGENCIES:

LICENSE

The Company has a 10-year worldwide license to manufacture and sell microcomputer pyrometers using Quantum Logic Corporation's patented laser technology. If Mikron fails to sell $300,000 per year, Quantum Logic Corporation has the right to withdraw its license. The Company failed to sell $300,000 of Quantum Logic Corporation's patented laser technology in fiscal year ended October 31, 2004, and Quantum Logic has not exercised its right to withdraw its license.

OPERATING LEASES

The Company maintains its primary corporate, administrative, manufacturing, and warehousing facility in Oakland, New Jersey. It currently occupies a portion of the building and subleases the balance of the property. The lease, which expires on November 30, 2005, requires the Company to pay real estate taxes, insurance, maintenance and other operating costs. The lease provides for rent payments at a fixed annual amount of approximately $450,000 payable in equal monthly installments through November 2005. The company subleases approximately 10,000 square feet of this facility at a fixed annual amount of $80,000. The Company also maintains sales offices in Hancock, Michigan and in Ventura, California with annual lease payments for both locations totaling approximately $46,000.

The Company has seven real estate leases in Europe for our various manufacturing, sales, management and research and development activities. The leases have various terms and lengths from a one month lease to a leases that expires in February 2007.

Lease expenses for the years ended October 31, 2004 and 2003, was approximately $946,304 and $901,696 respectively.

At  October  31,  2004,  the  minimum  future  rental   commitments   under  all
non-cancelable operating leases with terms greater than one year, are as follows:

Year Ending October 31,
-----------------------
2005                                                              $ 1,007,485
2006                                                                  441,568
2007                                                                  102,730
2008                                                                   23,638
2009                                                                    9,900
2010                                                                    1,650

At October 31, 2004, the minimum future sublease income under all non-cancelable operating leases with terms greater than one year, are as follows:

Year ending October 31
2005                                                                     $80,000
2006                                                                       6,666


EMPLOYMENT CONTRACTS

The Company has employment contracts with officers for two-year terms, which commenced in May 2003. The annual compensation payable under those contracts is $230,000 and $140,000, respectively.

PURCHASE AGREEMENT

In October 1999, the Company acquired the assets of Texas Infrared, Inc., a Hancock, Michigan based manufacturer of a fixed mounted, un-cooled focal plane array thermal imaging camera and a sophisticated software package that enables users to acquire and analyze images and generate reports. Pursuant to the Texas Infrared purchase agreement, the Company will pay the owner of the selling entity royalties equal to five percent of the net revenues generated from the Company's sales of industrial fixed position un-cooled focal plane array thermal imaging cameras, together with all other equipment, software and engineering services included in such sales. The royalties were paid from November 1, 1999 to October 31, 2004. Royalties of $16,951 and $38,417 were paid by the Company related to this arrangement in 2004 and 2003 respectively.

OTHER

On May 7, 2003, the Company received an amended summons and amended verified complaint in an action entitled Catalyst Financial LLC F/K/A Catalyst Financial Corp. vs. Mikron Infrared, Inc. F/K/A Mikron Instrument Company, Inc. The complaint alleged that the plaintiff was entitled to receive a finder's fee in connection with the Company's acquisition of the IMPAC Companies and sought damages of at least $150,560. The complaint was settled for $50,000 in October 2003 without acknowledging that the plaintiff was entitled to receive any payment. This amount was reflected in general and administrative expenses in fiscal 2003.

The Company is from time to time involved in certain legal actions and customer disputes arising in the ordinary course of business. In the opinion of management, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

12. RELATED-PARTY TRANSACTIONS:

The Company purchases certain of its products from a Japanese company that was a shareholder. That shareholder sold its shares in March 2003 and is no longer considered a related party. The Company's purchases during the year ended October 31, 2003 from that shareholder amounted in the aggregate to $1,919,522.

On November 27, 2002, the Company borrowed the principal amount of $250,000 from each of two of our officers and directors. The proceeds of those loans were employed in connection our acquisition of the IMPAC companies. We borrowed those funds pursuant to the terms of identical capital appreciation notes that provide for no payments of any kind during the term of five years and a semi-annually compounded yield of 9%. Payment of these obligations is not secured by any of our assets. The amount due on each of these notes on October 31, 2004 was $296,728. The entitlements of the holders of those notes have been subordinated to the Company's obligations under its revolving credit facility with Bank of America, NA.

13. SEGMENTS:

SEGMENT INFORMATION

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has two separable reportable operating segments. In 2004 and 2003, 24% and 26%, respectively of net sales of our Domestic Operations were generated from export sales.

Management reviews its Domestic Operations and its European Operations to evaluate performance and resources. Management has aggregated its operations into one industry segment since its Domestic and European Operations are similar and meet the aggregation criteria of SFAS 131, "Disclosures about segments of an enterprise and related information".

Geographic information is as follows:

                                                  YEAR ENDED       YEAR ENDED
                                                  OCTOBER 31,      OCTOBER 31,
              Revenues                               2004             2003
                                                -------------    -------------
              Domestic Operations                $15,661,881      $15,315,243
              European Operations                 10,355,246        7,759,851
                                                 -----------      ------------
                                                 $26,017,127      $23,075,094
                                                 ===========      ===========
              Long-lived assets
              Domestic Operations                $ 7,015,380      $ 6,842,287
              European Operations                  7,731,098        6,665,866
              Elimination                         (6,800,591)      (5,418,708)
                                                 -----------      -----------
                                                 $ 7,945,887      $ 8,089,445
                                                 ===========      ===========

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

                                            2003               2002
                                            ----               ----
  Net Revenue                           $23,745,084        $15,208,163
  Operating Profit                        2,018,652            815,006
  Income Before Income  Taxes             1,646,822            572,635
  Net Income                                996,696            347,493

  Earnings Per Share
       Basic                                $0.20              $0.06
       Diluted                              $0.19              $0.05


  The allocation of the purchase price is as follows:

  Cash                                                         $506,984
  Accounts receivable                                         1,396,604
  Inventory                                                   1,935,757
  Deferred taxes                                                 11,358
  Equipment                                                     156,370
  Other Assets                                                1,272,160
  Customer lists                                              1,000,000
  Trade names                                                 1,800,000
  Goodwill                                                    2,680,151
                                                             ----------
  Total assets                                               10,759,384
                                                             ----------
  Accounts payable and accrued liabilities                    1,467,658
  Pension liability                                           1,284,159
  Long-term debt                                              1,294,189
  Deferred taxes                                                400,000
  Net investment                                              6,313,378
                                                              ---------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of January, 2005.

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

         Signature                          Title                     Date
         ---------                          -----                     ----

/s/ Gerald D. Posner            (Principal) Executive Officer,  January 27, 2005
----------------------------    Director
    Gerald D. Posner


/s/ Paul A. Kohmescher          Chief (Principal) Financial     January 27, 2005
----------------------------    Officer
    Paul A. Kohmescher

/s/ Lawrence C. Karlson         Chairman of the Board           January 27, 2005
----------------------------
    Lawrence C. Karlson

/s/ Keikhosrow Irani            Chief Technical Officer,        January 27, 2005
----------------------------    Director
    Keikhosrow Irani


/s/ Dennis L. Stoneman          Vice President, Director        January 27, 2005
----------------------------
    Dennis L. Stoneman


/s/ William J. Eckenrode        Director                        January 27, 2005
----------------------------
    William J. Eckenrode


/s/ Henry M. Rowan              Director                        January 27, 2005
----------------------------
    Henry M. Rowan