Form 10QSB
period 2005-01-31
MIKRON INFRARED INC
filed 2005-03-07
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 2005

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

      Check whether the issuer (1) has filed all reports required to be filed by
      Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

      The number of shares of registrant's Common Stock, $.003 par value, outstanding as of March 7, 2005 was 5,309,628 shares.

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                      Mikron Infrared, Inc. and Subsidiary


                                      Index


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................  3

          Consolidated Balance Sheet - January 31, 2005 - Unaudited.........  3

          Consolidated Statements of Operations - Three months
          ended January 31, 2005  and 2004- Unaudited.......................  4

          Consolidated Statements of Comprehensive Income - Three
          months ended January 31, 2005  and 2004- Unaudited................  5

          Consolidated Statements of Cash Flows - Three months ended
          January 31, 2005 and 2004- Unaudited..............................  6

          Notes to Consolidated Financial Statements........................  7

Item 2.   Management's Discussion And Analysis of Financial Condition
          And Results Of Operations......................................... 12

Item 3.   Controls and Procedures........................................... 14

PART II - OTHER INFORMATION

Item 6.   Exhibits.......................................................... 15

SIGNATURES.................................................................. 16

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

                     Mikron Infrared, Inc. and Subsidiaries

                           Consolidated balance sheet

                                   (Unaudited)

                                                           January 31, 2005
                                                             ------------
Assets
Current assets:
   Cash and cash equivalents                                 $  2,301,089
   Accounts receivable, less allowance for doubtful
   accounts of $267,147                                         4,117,511
   Inventories                                                  7,250,576
   Deferred tax - current                                         385,483
   Prepaid expenses and other current assets                      308,140
                                                             ------------
Total current assets                                           14,362,799
Property and equipment, net of accumulated depreciation
of $1,580,407                                                     473,685
Intangibles, net of accumulated amortization of $290,773        2,600,298
Goodwill                                                        3,289,814
Other assets                                                    1,600,066
                                                             ------------
Total                                                        $ 22,326,662
                                                             ============
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                          $  1,022,960
   Accrued liabilities                                          2,904,949
   Current portion of long term debt                              380,408
                                                             ------------
Total current liabilities                                       4,308,317
                                                             ------------
Long term debt                                                  3,205,231
Long term debt-related parties                                    606,623
Accrued pension benefits                                        1,725,838
Deferred taxes                                                    227,969
Other liabilities                                                   8,092
                                                             ------------
Total liabilities                                              10,082,070
                                                             ------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.003 par value; 15,000,000 shares
   authorized, 5,309,628 shares issued and outstanding             15,960
   Additional paid-in capital                                   7,129,067
   Retained earnings                                            5,012,674
   Other comprehensive income                                      86,891
                                                             ------------
Total shareholders' equity                                     12,244,592
                                                             ------------
Total                                                        $ 22,326,662
                                                             ============

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                      Consolidated statements of operations

                                   (Unaudited)

                                      Three months ending
                                           January 31
                                  ----------------------------
                                      2005            2004
                                  ------------    ------------
 Revenues:
    Net sales                     $  7,363,417    $  5,896,393
                                  ------------    ------------
 Costs and expenses:
    Cost of goods sold               3,357,331       2,880,413

    Selling, general and
    administrative                   2,343,665       1,989,473

 Research, development and
    engineering                        590,650         494,140
                                  ------------    ------------
 Total costs and expenses            6,291,646       5,364,026
                                  ------------    ------------
 Income from operations              1,071,771         532,367
                                  ------------    ------------
 Other expense:
    Interest expense                   (68,546)        (69,280)
    Other income (expense), net          8,783          (3,623)
                                  ------------    ------------

 Net income before income taxes      1,012,008         459,464
     Income tax provision             (399,535)       (177,548)
                                  ------------    ------------
 Net income                       $    612,473    $    281,916
                                  ============    ============
 Net income per share-basic       $       0.12    $       0.05
                                  ============    ============

 Weighted average number of
 shares-basic                        5,271,911       5,259,628
                                  ============    ============
 Net income per share-diluted     $       0.11    $       0.05
                                  ============    ============
Weighted average number of
 shares-diluted                      5,421,512       5,421,808
                                  ============    ============

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                            Three Months Ended
                                                January 31
                                       ---------------------------
                                            2005          2004
                                       ------------   ------------

Net income                             $    612,473   $    281,916
Other comprehensive income

Foreign currency exchange                    12,573            806

Reclassification adjustment for cash
flow hedge losses included in net
income, net of tax                            3,415          6,919

Change in fair value of cash flow
hedge, net of tax                             4,691         (7,403)
                                       ------------   ------------
Comprehensive income                   $    633,152   $    282,238
                                       ============   ============

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                      Consolidated statements of cash flows

                                   (Unaudited)

                                                                           Three Months Ended January 31
                                                                           ----------------------------
                                                                               2005            2004
                                                                           ------------    ------------
Cash flows from operating activities:
   Net income                                                              $    612,473    $    281,916
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                58,770          56,685
     Amortization                                                                32,589          32,589
     Gain on sale of equipment                                                   (9,855)              0
     Decrease in deferred income tax benefit                                     (5,797)         (6,173)
     Increase accrued interest-related parties                                   13,168          12,090
     Increase minority interest                                                       0           5,922
Changes in assets and liabilities, net of effect of acquisition-
     Decrease in accounts receivable                                          1,102,200         660,791
     Increase in inventories                                                   (218,663)       (557,481)
     Decrease in prepaid and other current assets                                42,402         112,376
      (Increase) decrease in other assets                                           177          (4,719)
     Increase in pension liability                                                    0          12,292
     Decrease in accounts payable and accrued liabilities                      (695,539)       (444,382)
                                                                           ------------    ------------
Net cash provided by operating activities                                       931,925         161,906
                                                                           ------------    ------------
Cash flows from investing activities:
   Acquisition of business, net of cash acquired                                      0         (58,460)
   Proceeds from the disposal of fixed assets                                    11,081
   Purchase of property and equipment                                           (90,976)        (18,092)
                                                                           ------------    ------------
   Net cash used in investing activities                                        (79,895)        (76,552)
                                                                           ------------    ------------
Cash flows from financing activities:
   Repayment of line of credit, net                                                   0        (117,085)
   Proceeds from stock options                                                   51,800               0
   Principal payments on long term debt                                         (81,412)        (87,198)
                                                                           ------------    ------------
Net cash (used in) financing activities                                         (29,612)       (204,283)
                                                                           ------------    ------------
Currency effects on cash                                                         12,573             806
                                                                           ------------    ------------
Net increase (decrease) in cash and cash equivalents                            834,991        (118,123)
Cash and cash equivalents, beginning of period                                1,466,098         846,860
                                                                           ------------    ------------
Cash and cash equivalents, end of period                                   $  2,301,089    $    728,737
                                                                           ============    ============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $     33,109    $     43,891
                                                                           ============    ============
   Cash paid for income taxes                                              $    172,397    $     31,296
                                                                           ============    ============

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                January 31, 2005

                                   (Unaudited)

1.    Basis of Presentation

Our unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our October 31, 2004 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with Generally Accepted Accounting Principles
(GAAP) have been omitted or condensed pursuant to such rules and regulations.

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of January 31, 2005 and the results of operations and cash flows for the three month periods ended January 31, 2005 and 2004. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.


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

Intangible assets

As a result of the acquisition of the IMPAC Companies, we determined with the help of valuation specialists, that the customer list has a value of $1,000,000. It is being amortized over ten years. We also determined that the trade names have a value of $1,800,000 and have an indefinite life for amortization purposes.

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. We believe that there had been no impairment of our long-lived assets at January 31, 2005.

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

If compensation expense for our stock options were recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                                       Three Months
                                                          Ended
                                                       January 31,
                                                       -----------
                                                    2005         2004
                                                 ----------   ----------

Net income, as reported                          $  612,473   $  281,916
Less fair value of stock options                        213        1,381
                                                 ----------   ----------
Pro forma                                        $  612,260   $  280,535
                                                 ==========   ==========

Net income per common share, basic and diluted
   As reported, basic                            $     0.12   $     0.05
   As reported, diluted                                0.11         0.05

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

We document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

We may enter into interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain an appropriate mix of fixed-rate and/or variable-rate debt within the parameters set by management.

At January 31, 2005, we had an interest rate swap with a notional amount of $2,100,000 under which we paid a fixed rate of interest, 4.81 percent, and received a floating rate of interest, 1.50 percent plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at January 31, 2005, was a liability due to the counter party of $8,092. We have not entered into any derivative contracts other than this interest rate swap.

5.    Inventory

The components of inventories at January 31, 2005 are as follows:

Materials and parts               $3,421,226
Work-in Process                      873,775
Finished Goods                     2,955,575
                                  ----------
                                  $7,250,576
                                  ==========

6.    Intangible Assets

The components of intangible assets at January 31, 2005 are as follows:

                                                 Cost      Amortization

Deferred financing costs                    $     91,071   $     65,773
Customer lists                                 1,000,000        225,000
                                            ------------   ------------
Total intangibles subject to amortization      1,091,071        290,773
Trade names                                    1,800,000             --
                                            ------------   ------------
Total intangible assets                     $  2,891,071   $    290,773
                                            ============   ============

Amortization of customer lists and deferred financing costs was $32,589 for the three months ended January 31, 2005. This will continue until December 2005 at approximately $130,000 per year, it will then be approximately $100,000 for the subsequent seven years, until November 2012. There was $32,589 of amortization for the three months ended January 31, 2004.


7.    Long Term Debt

Long term debt as of January 31, 2005 consists of the following:

      Principal amount of capital appreciation notes providing for a term of t 6
      6 five years and a semi-annually compounded yield of 9% (the "Capital
      Appreciation Notes"). The Capital Appreciation Notes are due to two of the
      company's officers and are subordinate to the revolving credit facility and bank loan discussed below. The maturity date of these notes is
      November 26, 2007.                                                           $ 606,623

      A revolving credit facility (the "Facility") with a bank, collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at
      January 31, 2005 was 3.89%. The Facility has a maturity date of November
      20, 2006.                                                                    2,100,000

      Principal amount of a loan from a bank collateralized by pledges of all of the share capital of the company's European subsidiaries and the unconditional guarantee of the Company (the "Bank Loan"). The rate is
      EURIBOR plus 2.5% and the maturity date is September 30, 2006. The rate at
      January 31, 2005 was 4.68%.                                                    570,281

      Portion of purchase price payable to one of the selling shareholders deferred for a period of five years at a semi-annually compounded yield of
      9%. This indebtedness is unsecured and subordinate to the Facility and
      Bank Loan. Maturity date of November 26, 2007.                                 691,964



      Various term loans with interest rates between 5% and 5.22% and various
      maturity dates between August 30, 2008 and September 30, 2011.                 223,394
                                                                                   ---------
                                                                                   4,192,262
Less current portion                                                                 380,408
                                                                                   ---------
                                                                                  $3,811,854
                                                                                  ==========

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of January 31, 2005, we were in compliance with all covenants.

8.    Segment information

Management reviews its domestic and European operations to evaluate performance and resources. Management has aggregated its operations into one industry segment. Geographic information is as follows:

                                         Three Months Ended
                                            January 31,
         Revenues                              2005
         --------                           ----------
         Domestic                           $3,976,412
         European                            3,387,005
                                            ----------
                                            $7,363,417
                                            ==========

                                           At January 31,
         Long-lived Assets                     2005
         -----------------                  ----------
         Domestic                          $ 7,015,205
         European                            7,874,992
         Elimination                        (6,926,334)
                                            ----------
                                           $ 7,963,863
                                           ===========

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

Results of Operations

Three Months Ended January 31, 2005 Compared To Three Months Ended January 31, 2004

Total revenues for the three months ended January 31, 2005 were $7,363,417, which represented a 25% increase over total revenues of $5,896,393 for the three month period ended January 31, 2004. The increase can be primarily attributed to increased sales volume of approximately $1,200,000 and a favorable currency exchange rates in Europe of approximately $270,000.

Our cost of sales for the three months ended January 31, 2005 was $3,357,331 (45.6% of sales) compared to $3,015,980 (48.9% of sales) for the same period in fiscal 2004. The improvement in margin can be attributed to a better product mix highlighted by the growth in sales of some of our newer cost-effective products.

Selling, general and administrative expenses were $2,343,665 for the three months ended January 31, 2005 compared to $1,989,473 for the same period in fiscal 2004. This increase of approximately 354,000 was due primarily to:

o   Compensation expenses        $151,000  Due to increase in headcount of
                                           sales and marketing force in Europe

o   Advertising and promotional   $65,000  Due to increase in advertising expense
    literature



o   Commissions                   $53,000  Due to increase in sales

o   Professional fees             $45,000  Due to increase in audit and legal fees

o   Consulting fees               $19,000  Due to increase in Sarbanes Oxley documentation
                                           compliance

Research and development expenses increased for the three months ended January 31, 2005 to $590,650 from $494,140 for the same quarter in 2004. The primary reasons for this increase of approximately $97,000 were

o   Compensation expenses         $71,000  Due to additional staffing

o   R&D materials                 $15,000  Due to increased development of new products

Our income from operations for the three months ended January 31, 2005 was $1,071,771 compared to $532,367 for the comparable period in fiscal 2004. The 101% increase was primarily due to an increase in sales and gross profit.

Our interest expense for the three months ended January 31, 2005 was $68,546 compared to $69,280 for the same period last year.

Our net income before the provision for income taxes for the three months ended January 31, 2005 was $1,012,008 compared to $459,464 for the comparable period in fiscal 2004. The 120% increase is primarily due to an increase in sales and gross profit

Our effective tax rate for the three months period ended January 31, 2005 was 39.5% compared to 38.6% for the three months ended January 31, 2004.

Our net income for the three months ended January 31, 2005 was $612,473 compared to $281,916 for the comparable period in fiscal 2004. The 117% increase in net income is primarily due to the increase in sales and gross profit.

Liquidity and Capital Resources

At January 31, 2005, we held $2,301,089 in cash, and we had $4,117,511 in accounts receivable. The increase in cash of $834,991 since October 31, 2004 resulted from an increase in cash from operations of $931,927, and the benefit of favorable currency exchange rates of $12,573, offset by investing activities of $79,895 and a use of cash in financing activities of $29,612.

Our working capital at January 31, 2005 was $10,054,482 as compared to $9,410,044 at year-end October 31, 2004. This increase primarily was a result of our net income for the period, an increase in inventory, and a decrease in accrued liabilities, partially offset by a decrease in accounts receivable.

As of January 31, 2005, we had an additional $1,900,000 of available credit under the Facility. In addition, we have unused lines of credit in Europe which amount to approximately $659,000.

Off-Balance Sheet Arrangements

In November 2002 we entered into a three year interest rate swap agreement with Bank of America, NA in order to fix at 4.81% the interest rate payable under our revolving credit facility with regard to the $2,100,000 that we borrowed from that bank in connection with our acquisition of the IMPAC Companies. The fair value of the interest rate swap at January 31, 2005, was $8,092. We were not a party to any other off-balance sheet arrangement during the fiscal year ended October 31, 2004 or the quarter ended January 31, 2005.

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

      We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Among other matters, we sought to determine whether there were any significant deficiencies or material weaknesses in our disclosure controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

      Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations described above, our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

There have been no significant changes in our disclosure controls and procedures or in other factors that could significantly affect them during the first quarter of fiscal 2005.

PART II - OTHER INFORMATION

Item 6   Exhibits


      31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB for the Quarter ended January 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

March 7, 2005

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