Form 10KSB/A
period 2004-10-31
MIKRON INFRARED INC
filed 2005-03-22
CIK 787809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-KSB/A

                               AMENDMENT NO. 1 TO
                          ANNUAL OR TRANSITIONAL REPORT
                                   (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-15486

                              MIKRON INFRARED, INC.
             (Exact Name Of Registrant As Specified In Its Charter)


               NEW JERSEY                             22-1895668
    (State or other jurisdiction of       IRS Employer Identification No.)
    incorporation or organization)


     16 THORNTON ROAD, OAKLAND, NJ                         07436
     ---------------------------                        ----------
     (Address of principal executive offices)           (Zip Code)

       Registrant's Telephone Number, Including Area Code: (201) 405-0900

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                    -----------------------
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

Transitional Small Business Disclosure Format   Yes [ ]  No [X]

                                Explanatory Note

         We received various comments from the Staff of the Securities and Exchange Commission regarding the discussion of our Controls and Procedures appearing at Item 8A of our Form 10-KSB for the fiscal year ended October 31, 2004. We have filed this amendment to that Form 10-KSB to conform our Controls and Procedures discussion to those comments.

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


                         Portable Infrared Thermometers
                         ------------------------------

                                                         Features                            Industry Applications
                                                         --------                            ---------------------
M90   Portable   Infrared   Thermometer    Hand-held    infrared    thermometer    General      purpose      instruments
Series                                     featuring     through    the    lens    providing  precisely focused readings
                                           sighting,   a   minimum   measurable    in    industrial,     research    and
                                           target    diameter    of   1.0   mm,    preventive  maintenance  applications
                                           temperature    displays    in    the    used   in   the   metal,    ceramics,
                                           eyepiece  and the  rear  window  for    plastic,   textile,    semiconductor,
                                           measurement of temperatures  ranging    cement,   food,   petrochemical   and
                                           from   minus  40  degrees  and  3000    paper industries
                                           degrees C

                                                         Features                            Industry Applications
                                                         --------                            ---------------------
IR o Man(R) M120  and  M125    Infrared    Hand-held  instrument  for  pinpoint    For   preventive    maintenance   and
Thermometers   with   Precision   Laser    focused  quick  measurement  from  a    periodic   process    monitoring   of
Sighting                                   distance  of  temperatures   ranging    temperatures      in     HVAC     and
                                           from minus 32 degrees to 900 degrees    refrigeration  units, air conditioner
                                           C                                       vents,  roofing,  motor  bearings and
                                                                                   casings,   circuit  boards,  electric
                                                                                   transformers and lighting systems

IMPAC  Infratherm(R) IN14 series portable  Hand-held       instrument       for    For   temperature   measurements   of
pyrometers                                 non-contact      measurement      of    plastics,   rubber,  paper,  textile,
                                           temperatures  ranging from  minus 32    liquids,   paints,   wood,   asphalt,
                                           degrees  to  600  degrees  C of non-    ceramics, glass and food
                                           metallic material

IMPAC  Infratherm(R) IN15 series portable  Hand-held       instrument       for    For   measurement   of   electronics,
pyrometers                                 non-contact      measurement      of    electric   cabinets,   furnaces   and
                                           temperatures  ranging from  minus 32    predictive  maintenance  applications
                                           degrees to 1,800 degrees C of non-      involving  plastics,  rubber,  paper,
                                           metallic surfaces                       textile,    liquids,   paint,   wood,
                                                                                   asphalt,  ceramics,  glass,  food and
                                                                                   beverages

IMPAC  Infratherm(R) IS8  Plus and  IG8    portable,   rugged   pyrometer  with    For   temperature   measurements   of
Plus portable pyrometers                   through  lens  sighting  and digital    metals      (rolling,       pressing,
                                           display for  temperatures  from  300    hardening,  annealing,  etc.),  glass
                                           degrees - 2500 degrees C                and ceramics

Quantum I Portable Laser IR Thermometer    Hand-held  instrument  with  optics,    For   measurement   of  true   target
                                           laser,  microcomputer  and circuitry    temperature   of  furnace   walls  by
                                           for   measurement  of   temperatures    separately       measuring       wall
                                           ranging  between   450  degrees  and    temperature  and  target   emissivity
                                           3,000  degrees  C  (840  degrees and    and  factoring  them together via the
                                           5,432 degrees F)                        instrument's on-board computer

                                                Fixed Infrared Thermometers
                                                ---------------------------

MI-N3000    self     contained     high    Designed   for   use   in   multiple    For   measurement  of  hot  spots  in
performance temperature sensor             locations  to  detect   temperatures    food, plastics,  textiles,  glass and
                                           ranging   from   0  degrees  to  500    ceramics
                                           degrees  C  on  material  moving  on
                                           conveyor belts and webs

                                                         Features                            Industry Applications
                                                         --------                            ---------------------
M50 Infracouple(R) Temperature Sensors     Incorporates    glass   optics   for    For  use  by   heating   and   drying
                                           multiple    target    narrow   field    machine  manufacturers and businesses
                                           measurement of temperatures  ranging    employing   automated   manufacturing
                                           from   minus  20  degrees   to   300    systems
                                           degrees  C  in  moving  or contact -
                                           sensitive processes.

MI-N500   Series    Digital    Infrared    For   measurement  of   temperatures    For  use  in  semiconductor,  plastic
Pyrometers                                 ranging   from  -40 degrees  -  1292    thermoforming,  paper, steel, textile
                                           degrees C; features  an  ultra-small    and     low     temperature     glass
                                           sensing  head  that  can operate  in    applications
                                           ambient temperatures  up to 85 degrees
                                           C (185 degrees F) without cooling

MI-N5 and MI-N5+ Digital Pyrometers        For   measurement  of   temperatures    For  applications  in  the  plastics,
                                           ranging from minus 32 degrees to 900    rubber,  paper,  textiles,  ceramics,
                                           degrees C                               wood,   fluids,   asphalt   and  food
                                                                                   industries  (MI-N5) and for measuring
                                                                                   temperatures  on   non-metallic   and
                                                                                   coated metal surfaces (MI-N5+)

MI-S5 and MI-GA5 digital pyrometers        Provides  laser  aimed,  through the    For   applications   in  metals   and
                                           lens sighted or integrated TV camera    ceramics industries.
                                           focused  measurement of temperatures
                                           ranging  from 600  degrees  to 2,500
                                           degrees C (MI-S5) or 250  degrees to
                                           2000 degrees C (MI-GA5)

ISR 12-LO AND IGAR 12-LO                   Digital,  two/mono  color  pyrometer    For applications on metals,  graphite
                                           with fiber optic capabilities from a    and ceramics, etc.
                                           range of 300 degrees -3300 degrees C
                                           (572 degrees  -5972  degrees F). The
                                           temperature      measurement      is
                                           independent of the emissivity of the
                                           object  in  wide  ranges  and  it is
                                           unaffected   by   dust   and   other
                                           contaminants in the field of view.

                                                         Features                            Industry Applications
                                                         --------                            ---------------------
M67/M68 Infraducer(R)                      For   measurement  of   temperatures    General    purpose,    multi-spectral
                                           ranging  from 350  degrees  to 3,000    band, fixed  thermometer for use in a
                                           degrees C; capable of functioning in    broad range of applications
                                           ambient  temperatures  of up to  315
                                           degrees C (600  degrees  F)  without
                                           cooling  and  up to  540  degrees  C
                                           (1000 degrees F) with cooling


MI-50-LO-GL                                Permits  temperature  measurement of    Fiber    optic    digital    infrared
                                           molten   glass   ranging   from  600    thermometer  designed  for the  glass
                                           degrees  to 1,800  degrees  C (1,112    industry
                                           degrees to 3,272  degrees F) without
                                           cooling in an ambient temperature of
                                           250 degrees C (482 degrees F)


MI-S5-LO; MI-GA5-LO                        High    speed,    highly    accurate    High  speed  fiber   optic   infrared
                                           instruments   capable  of  measuring    thermometers  with analog outputs and
                                           temperatures  in  the  range  of 300    digital   interfaces   for   use   in
                                           degrees  to  2,500  degrees  C  (572    metals, glass,  ceramics,  hardening,
                                           degrees  to 4,532  degrees  F) in an    annealing,     sintering,    forging,
                                           ambient temperature of 250 degrees C    brazing,   welding  and  hot  rolling
                                           (482 degrees F) at response  times =    applications
                                           2 milliseconds

M77,    M77S    and    M78    Two-Color    Dual   detectors  set  at  different    For  use  in  applications  involving
Infraducers(R)                             wavelengths;    through   the   lens    steel  melting,   induction  heating,
                                           sighting with  variable  focusing (2    lime and cement  kilns,  ceramics and
                                           inches to  infinity);  designed  for    semiconductor manufacturing
                                           use in harsh  environments;  capable
                                           of  measuring  temperatures  ranging
                                           from 350 degrees to 3,500  degrees C
                                           (662 degrees to 6,500  degrees F) in
                                           ambient  temperatures as high as 315
                                           degrees C (600  degrees  F)  without
                                           cooling  and 540  degrees  C  (1,000
                                           degrees F) with cooling

                                                         Features                            Industry Applications
                                                         --------                            ---------------------
M770S and M780 Digital  Self  Contained    Fully digital,  microprocessor based    For     applications    in    metals,
Two Color Infraducers(R)                   versions  of  our  M77 - M78  Series    induction heating and ceramics.
                                           Infraducers(R)  capable of measuring
                                           temperatures    ranging   from   300
                                           degrees  to  3,000  degrees  C  (662
                                           degrees  to  5,432   degrees  F)  in
                                           ambient  temperatures as high as 315
                                           degrees C (600  degrees  F)  without
                                           cooling  and 540  degrees  C  (1,000
                                           degrees F) with cooling

MI-SQ5  Fast,   Compact,   Digital  Two    Fully digital,  microprocessor based    For   use  in   welding,   annealing,
Color Temperature Sensor                   sensor with dual detectors;  capable    casting,  induction  heating,  rotary
                                           of  measuring  temperatures  ranging    kiln,  sintering,   brazing,  melting
                                           from 600 degrees to 3,000  degrees C    and forging applications
                                           (1,112  degrees to 5,432  degrees F)
                                           in  ambient  temperatures  between 0
                                           degrees and 70 degrees C (32 degrees
                                           and 158 degrees F) at response times
                                           ranging  between  <10 ms and 10 sec;
                                           available  with  either  through the
                                           lens   sighting   or  laser   aiming
                                           capability

Series IP  140-IPE  140 High  Accuracy,    Detector with short  response  time,   Designed for  measurements on metals,
Short Response Time, Small Spot Size       and extremely small spot sizes, with    ceramics, graphite, etc.
                                           built   in   digital   display   for
                                           temperature    ranges   between   30
                                           degrees  and  1,300  degrees  C  (86
                                           degrees  -2,372 F).  Equiped  with a
                                           laser  targeting  light or thru-lens
                                           view finder for exact alignment.

Series   M160   High   Accuracy,   High    Single   detector  for   temperature    Designed      for     short      term
Resolution Infrared Thermometers           ranges between 200 degrees and 3,000    investigation       or      permanent
                                           degrees  C  (392  degrees  to  5,432    monitoring  in either  laboratory  or
                                           degrees  F) and dual  detectors  for    industrial plant environments
                                           temperature   ranges   between   700
                                           degrees  and 3,000  degrees C (1,292
                                           degrees to 5,432 degrees F)

M680 Infraducer(R)                         Multi-channel  fiber optic  infrared    For   use  in   semiconductor   rapid
                                           thermometer  capable of  functioning    thermal  processing,  plasma etching,
                                           over    an    exceptionally    broad    induction heat  treating,  metal heat
                                           temperature  range from 150  degrees    treatment and fabrication  processes,
                                           to 4,000  degrees C (302  degrees to    glass forehearths,  glass melting and
                                           7,232  degrees F) at response  times    vacuum melting applications
                                           as  fast  as  20  measurements/sec./
                                           channel

                                                         Features                            Industry Applications
                                                         --------                            ---------------------
IMPAC  Infratherm(R) Series  200  fixed    Compact  digital,  two-wire  sensors    For   temperature    measurement   of
pyrometers                                 for temperature  measurement ranging    non-metallic   surfaces,   varnished,
                                           from  minus  32  degrees  C to 2,500    coated or anodized metals,  glass and
                                           degrees C                               quartz surfaces,

IMPAC  Infratherm(R) Series  300  fixed    Compact    two-wire    sensors   for    For   temperature   measurements   of
pyrometers                                 temperature measurement ranging from    plastics,   rubber,  paper,  textile,
                                           minus 20 degrees C to 2,500  degrees    liquids,   paints,   wood,   asphalt,
                                           C                                       ceramics,  food, metals,  non-ferrous
                                                                                   metals,   glass   moulds,   ceramics,
                                                                                   glass and quartz  glass surfaces; and
                                                                                   in    heat   treatment,    tempering,
                                                                                   soldering,   hardening,    sintering,
                                                                                   shrinking,   rolling,   welding   and
                                                                                   forging applications

IMPAC  Infratherm(R) Series  500  fixed    Digital  infrared   pyrometers  with    For   temperature    measurement   of
pyrometers                                 miniature     sensor    heads    for    nonmetallic   or   coated    metallic
                                           non-contact  temperature measurement    objects
                                           between  minus 40  degrees C and 700
                                           degrees C

IMPAC   Infratherm(R) Series   5  fixed    IMPAC,s  most  extensive  line of 26    For   temperature   measurements   of
pyrometers                                 models of  general  and  application    plastics,   rubber,  paper,  textile,
                                           specific analog and digital,  single    liquids,   paints,   wood,   asphalt,
                                           and  two-color  infrared  pyrometers    ceramics,  food, metals,  non-ferrous
                                           for     temperature     measurements    metals,   glass   moulds,   ceramics,
                                           ranging from minus 30  degrees  C to    glass and quartz glass surfaces;  and
                                           3,500 degrees C                         in   heat    treatment,    tempering,
                                                                                   soldering,   hardening,    sintering,
                                                                                   shrinking,     rolling,      welding,
                                                                                   casting,    annealing,     sintering,
                                                                                   rotary  kiln   and   pouring   stream
                                                                                   forging applications

                                                         Features                            Industry Applications
                                                         --------                            ---------------------
IMPAC   Infratherm(R) Series  10  fixed    Fully   digital,    fast   one   and    For   temperature   measurements   of
pyrometers                                 two-color  pyrometers  for  high end    metals,  non-ferrous  metals,  glass,
                                           applications   with   through   lens    glass moulds and ceramics
                                           sighting       for       temperature
                                           measurements ranging from 75 degrees
                                           C to 3,300 degrees C

Quantum II Fixed Laser IR Thermometer      Fixed   version  of  our  Quantum  I    For furnace applications
                                           instrument   for    measurement   of
                                           temperatures    ranging   from   200
                                           degrees  to  3,000  degrees  C  (390
                                           degrees to 5,432 degrees F)

E2T Pulsar II Series                       For   measurement  of   temperatures    Designed       for        temperature
                                           ranging  from 205  degrees  to 3,038    measurements  of  high   temperature,
                                           degrees  C  (400  degrees  to  5,500    sulfur  recovery  and sulfur  burning
                                           degrees F) at distances ranging from    furnaces
                                           2.8    inches   to    infinity    in
                                           environmentally          challenging
                                           locations  requiring  use of extreme
                                           environment   or   explosion   proof
                                           housings

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

                                                         Features                            Industry Applications
                                                         --------                            ---------------------
                            Thermal Imaging Systems - Ultra Precision, High Temperature
                            -----------------------------------------------------------

M9103   Series   Pyrovision(R)  Imaging    System incorporating a near infrared    For process  control  measurements in
Pyrometer                                  solid  state  camera and third party    electron-beam  and plasma-arc  hearth
                                           patented   processor  with  a  video    melting furnaces,  continuous casting
                                           processor   for    measurement    of    operations,    heat    treating   and
                                           temperatures    ranging   from   600    induction    heating    applications,
                                           degrees - 3,000 degrees C at 300,000    coating,  crystal growth, forging and
                                           points,  30  times  per  second  and    ring   rolling    processes,    large
                                           viewing  on a 640 pixel by 480 pixel    utility    boilers    and    refining
                                           display                                 furnaces,    rotating    kilns    and
                                                                                   incinerators,   ultra  small  heating
                                                                                   elements     and     general     high
                                                                                   temperature research

M9104   Series   Pyrovision(R)  Imaging                                            Multi-range   version  of  our  M9103
Pyrometer                                                                          Series    imaging    pyrometer    for
                                                                                   laboratory use

                                     Thermal Imaging - General Portable Cameras
                                     ------------------------------------------

MikroScan   7200/7400/7500/7600  Series    For   measurement  of   temperatures    For   engine   maintenance,    engine
Infrared Cameras                           ranging  from  minus  40  degrees  -    research  and hot spot  detection  in
                                           2,000 degrees C at 76,800 points, 30    the  automotive   industry;   circuit
                                           times per  second  and  viewing on a    board  testing,   glass  coating  and
                                           320  pixel  by  240  pixel  display;    solder    reflow     monitoring    in
                                           fully     compatible     with    our    electronic  applications;  annealing,
                                           MikroSpe(TM)      thermal      image    coating,   laminating   and   sealing
                                           processing    and   report   writing    applications     in     the     glass
                                           software package                        manufacturing    industry;     tablet
                                                                                   drying and  coating  applications  in
                                                                                   the     pharmaceuticals     industry;
                                                                                   predictive       and       preventive
                                                                                   maintenance             applications;
                                                                                   surveillance     applications     and
                                                                                   analysis    of    boiler    hotspots,
                                                                                   busbars,  distribution  panels, steam
                                                                                   systems and transformers,  insulators
                                                                                   and  connectors  in utility  industry
                                                                                   applications

                                                         Features                            Industry Applications
                                                         --------                            ---------------------

                                   Thermal Imaging - Process Fixed Mount Cameras
                                   ---------------------------------------------

Mikroscan Midas Infrared Camera            For   measurement  of   temperatures    Low-cost,  high-performance  infrared
                                           ranging from -40 degrees-500 degrees    camera
                                           C with 30 frames per second

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

                                       Thermal Imaging - Process Line Cameras
                                       --------------------------------------

MikroLine   2128  High  Speed  IR  Line    For   measurement  of   temperatures    For   temperature    measurement   of
Camera                                     ranging   from  0  degrees  -  1,800    production  processes  like  coating,
                                           degrees C at 128 points, at the rate    laminating  and sealing  applications
                                           of 128 lines per second                 in the glass manufacturing industry

MikroLine   2250  High  Speed  IR  Line    For   measurement  of   temperatures    For temperature measurement of tires
Camera                                     ranging   from  50   degrees  -  180
                                           degrees C at 160 points, at the rate
                                           of  18,000   lines  per  second  and
                                           viewing on a 180 x 360 pixel display

MikroLine   2256  High  Speed  IR  Line    For  high   speed   measurement   of    For  fast   non-contact   temperature
Camera                                     temperatures ranging from 50 degrees    measurement of production processes.
                                           -  1,300  degrees  C with  256  data
                                           points   per  line  and  a   maximum
                                           measuring  rate  of  544  lines  per
                                           second

                                Portable Contact Temperature Measurement Instruments
                                ----------------------------------------------------

IMPAC Tastotherm(R) Series                 For       contact        temperature    For temperature  measurements in work
                                           measurements   ranging   from  minus    shop,  production,  quality  control,
                                           200 degrees - 1,300 degrees C           maintenance, laboratory and warehouse

                                    Blackbody Sources - General Low Temperature
                                    -------------------------------------------

            Model No.                                                          Features
            ---------                                                          --------
M340                                       Portable  blackbody  calibration  source  covering  the range  from  minus 20 degrees to 100 degrees C

            Model No.                                                          Features
            ---------                                                          --------
M310                                       Compact,  portable  blackbody  calibration  source  with a  built-in  digital controller that can be set to any  temperature  between ambient +10 C and 350 degrees C

M315                                       Two piece  version of the M310 with the digital  controller  and  calibration source in  separate  housings.  For  calibrating  temperatures  ranging  from ambient +10 degrees C to 500 ambient +10 degrees C

M316
                                           Two piece highly portable blackbody  calibration source for field calibration or  verification  without  the need to remove the sensor  from its  location.
                                           Temperature range: ambient +10 degrees C and 300 degrees C

M320                                       Two piece,  dual cavity blackbody  calibration  source providing  calibration sources for two  temperature  points  within the  temperature  range  between ambient +10 degrees C and 300 degrees C

IMPAC IRC 500                              All-round  calibration   source  for  test  and  calibration  of  non-contact
                                           infrared pyrometers between 50 degrees C  and 500 degrees C

                                       Blackbody Sources - Medium Temperature
                                       --------------------------------------

M300                                       Blackbody  calibration  source  covering  the range from 100 degrees to 1,200 degrees C

M305                                       Compact,  light weight,  blackbody  calibration  source  covering  the  range from 100 degrees to 1,000 degrees C

M360; M360A                                Two  piece  calibration  source  covering  the range from 50 degrees to 1,100 degrees C

                                        Blackbody Sources - High Temperature
                                        ------------------------------------

M335                                       General   purpose,  high  temperature  calibration  source covering the range from 300 degrees to 1,500 degrees C

M330                                       High temperature calibration source covering the range from 300 degrees to 1,700 degrees C

                                     Blackbody Sources - Ultra High Temperature
                                     ------------------------------------------

M390 Series                                Ultra high temperature  calibration  source covering the range from 600 degrees to 3,000 degrees C

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

Fiscal Years
------------
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

      o     Compensation                         $174,000
      o     Professional fees                    $17,000
      o     Occupancy costs                      $16,000, and
      o     Effects of currency exchange rates   $65,000

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

         At October 31, 2004, the Company's contractual obligations and commitments to make future payments as follows:

                           PAYMENT DUE BY FISCAL YEAR

                           TOTAL           2005         2006          2007          2008          2009        FUTURE
                           -----           ----         ----          ----          ----          ----        ------
Long term debt
obligations              $4,229,077    $  372,736     $375,336    $2,158,296     $1,313,942      $ 2,945       $5,822
Operating Leases          1,586,971     1,007,485      441,568       102,730         23,638        9,900        1,650
Interest on long
term debt                   436,474       134,454      116,855        13,293        171,239          360          273
                         ----------    ----------     --------    ----------     ----------      -------       ------
Total contractual
obligations              $6,252,522    $1,514,675     $933,759    $2,274,319     $1,508,819      $13,205       $7,745
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

ITEM 8A - CONTROLS AND PROCEDURES

         In accordance with our management's responsibilities for establishing and maintaining adequate internal control over our financial reporting, we maintain disclosure controls and procedures that are designed to provide reasonable assurance that:

      o     information required to be disclosed in our Exchange Act reports

            o is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms,

            o is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure,

      o     our transactions are properly authorized;

      o     our assets are safeguarded against unauthorized or improper use; and

      o our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

         We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-KSB. Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our disclosure controls and procedures, and whether we had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

         Based upon that evaluation, our CEO and CFO have concluded that, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us and our consolidated subsidiaries is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared.

         There were no changes in our disclosure controls and procedures during the fourth quarter of fiscal 2004 that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

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

         The following table sets forth the names and ages of our directors and executive officers, and provides a description of their positions of employment for sat least the past five years:

Lawrence C. Karlson                         Mr. Karlson, since his retirement in 1993 as Chairman and a director of
61 years old                                Spectra-Physics AB, provided consulting services to a variety of
Director since 2000                         businesses and has acted as a private investor in both mature and
Chairman of the Board of the                development stage companies.  In 1983 Mr. Karlson formed Nobel
Company                                     Electronics, an autonomous business unit of AB Bofors, which manufactured instrumentation for the polymer processing and weighing and
Member of the Audit and Compensation        force measurement and position control industries.  Nobel Electronics
Committees                                  merged with Pharos AB, a company traded on the Stockholm Stock Exchange, of which Mr. Karlson became President and Chief Executive Officer.  As a result of certain consolidation transactions, Mr. Karlson became
                                            Chairman and a director of Spectra AB in 1990, whose business focused on niche oriented, high technology companies specializing in lasers, opto-electronic instruments and microwave transmission.  Aggregate sales for the Spectra-Physics AB group of companies exceeded $685 million in
                                            1990.  Prior to forming Nobel Electronics, Mr. Karlson held various positions with Fisher & Porter Company commencing in 1965 and was appointed President in 1981.  Mr. Karlson received a Master degree in
                                            Business Administration from the Wharton School at the University of
                                            Pennsylvania.  Mr. Karlson is also a director of CDI Corp., a New York
                                            Stock Exchange listed professional services and outsourcing company.

Gerald D. Posner                            Mr. Posner has served as a director, and as President of our company
56 years old                                since May 1999.  He is the former President and a major shareholder of
Director since 1999                         Electronic Measurements, Inc., a New Jersey based manufacturer of power
President and Chief Executive Officer       supplies. Under Mr. Posner's leadership, a successful LBO creating
of the Company                              significant investor appreciation was completed in 1998, resulting in the sale of Electronic Measurements, Inc to Siebe, plc. Prior to his
                                            involvement at Electronic Measurements, Mr. Posner was President of
                                            Eurotherm plc's temperature instrumentation subsidiary in the U.S.  Mr.
                                            Posner holds a B.S.E.E. degree from Cooper Union and a Master degree in
                                            Business Administration from Clark University.

Dennis L. Stoneman                          Mr. Stoneman joined us as a director and as a Vice President in May
71 years old                                1999.  He spent the 14 year period prior to joining us working in
Director since 1999                         various capacities for several U.S. and overseas subsidiaries of
Executive Vice President of                 Eurotherm plc. Between 1996 until his retirement at the end of 1998, Mr.
the Company                                 Stoneman served as Eurotherm's Director of Business Development, primarily concerning himself with the acquisition of companies in the field of instrumentation, controls, solid state relays, AC and DC variable speed motor controls. Between 1993 and 1996, Mr. Stoneman was
                                            President of Eurotherm Instrumentation and Controls world-wide where he was in charge of five manufacturing, three research and development, and seven sales operations generating $125 million annually.

Keikhosrow Irani                            Mr. Irani is one of our co-founders and has served as one of our
68 years old                                directors since we were organized in 1969.  On August 31, 1995 he became
Director since 1969                         President and Chief Executive Officer.  On May 17, 1999 he vacated his
Chief Technical Officer of the Company      position as President, and became Chief Technical Officer.  Mr. Irani holds the degree of Master of Science in Electrical Engineering from the
                                            University of Missouri and is listed as inventor on patents in infrared thermometery.

William J. Eckenrode                        Mr. Eckenrode retired in 1998 as Vice President of Finance and
69 years old                                Administration of Berwind Group, a position he held during the 16 year
Director since 2000                         period that preceded his retirement.  Berwind Group is a privately owned investment management company with revenues in excess of one billion
Chairman of the Audit                       dollars.  It operates businesses in the industrial, pharmaceutical and
Committee                                   real estate sectors.  Prior to joining Berwind, Mr. Eckenrode held various management positions with Allis Chalmers Manufacturing Company,
                                            U. S. Steel Corp, United Aircraft Corp, SPS Technologies Inc., ITE
                                            Imperial Corp., and the Fisher and Porter Company.  Mr. Eckenrode holds a Bachelor of Science degree in Economics from Villanova University.

Henry M. Rowan                              Mr. Rowan founded (1954) and is currently the President of Inductotherm
80 years old                                Industries, located in Rancocas, New Jersey.  Inductotherm is a leader
Director since 2000                         in the design and manufacture of equipment for induction melting, heat
President of Inductotherm                   treating and welding and is comprised of 100 companies pursuing 50
Industries                                  different technologies with customers in 83 countries. Mr. Rowan holds a
                                            Bachelor of Science degree in Electrical Engineering from the
Chairman of the Compensation Committee      Massachusetts Institute of Technology.

Paul A. Kohmescher                          Mr. Kohmescher joined us as our Chief Financial Officer in January
53 years old                                2001.  During the two year period which preceded his employment by us,
Vice President and Chief                    he served as Controller of Area Lighting Research, Inc., a subsidiary of
Financial Officer                           Tyco International.  During 1997 - 1999, Mr. Kohmescher served as
                                            Controller, Corporate Secretary and, in 1999, Chief Financial Officer,
                                            of Computer Power, Inc., a manufacturer of energy efficient lighting, emergency lighting and power protection systems. Between 1992 and 1997, he was the Executive Director of the National Kitchen and Bath
                                            Association, an international trade association.  Mr. Kohmescher holds a
                                            B.S. Business degree with an Accounting Major from Indiana University, and an M.B.A. degree from DeSales University.

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

                       SUMMARY COMPENSATION TABLE

                                                                                        Long Term
                                                                                      Compensation
                                                  Annual Compensation                    Awards
                                      ----------------------------------------   ------------------------
                                                                                 Restricted   Securities
   Name and Principal                                            Other Annual       Stock     Underlying
      Position                 Year   Salary ($)   Bonus ($)  Compensation ($)   Awards($)    Options (#)
-------------------------      ----   ----------   ---------  ------------       ---------    -----------
Gerald D. Posner, CEO          2004    $230,000     $17,500       $6,000 (1)
Gerald D. Posner, CEO          2003     208,000      17,500       $4,000 (1)
Gerald D. Posner, CEO          2002     208,000       2,000
Keikhosrow Irani, CTO          2004     155,000                   17,000 (2)
Keikhosrow Irani, CTO          2003     150,000                   11,000 (2)
Keikhosrow Irani, CTO          2002     150,000                   11,000 (2)
Dennis Stoneman, EVP           2004     140,000      18,666        6,000 (1)                    7,500(3)
Dennis Stoneman, EVP           2003     120,000      10,000        6,000 (1)
Dennis Stoneman, VP            2002     120,000      10,000        6,000 (1)
Paul A. Kohmescher, CFO        2004     106,316      12,500        5,000 (1)
Paul A. Kohmescher, CFO        2003      98,402      10,000        5,000 (1)
Paul A. Kohmescher, CFO        2002      93,040       8,617        5,000 (1)

-----------
(1)   Represents the amount of a car allowance received by this Executive.

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

 AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                     NUMBER OF SECURITIES
                          SHARES         VALUE      UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE
                        ACQUIRED ON    REALIZED   OPTIONS/SARs AT FY-END (#)     MONEY OPTIONS/SARs AT FY-END ($)
      NAME             EXERCISE (#)       ($)      EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
Gerald D. Posner,
 CEO                        --            --               171,428/0                       $635,998/$0
Dennis L.
Stoneman, EVP               --            --                7,500/0                         $2,625/$0
Paul A.
Kohmescher, CFO             --            --             15,000/5,000                    $54,300/$18,100


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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is information concerning the common stock ownership as of January 26, 2005 by (i) each person who we know owns beneficially 5% or more of our outstanding common stock, (ii) each officer and director, and (iii) all of our directors and officers as a group:

                                              Amount and Nature of      Percentage of
                                                   Beneficial         Outstanding Shares
 Name and Address of Beneficial Owner (1)         Ownership (1)            Owned (2)
 ----------------------------------------    ---------------------    ------------------
Keikhosrow Irani                                     543,264               10.2%
Karen Beck (3)                                       510,000                9.6%
Gerald D. Posner                                     379,761 (4)            6.9%
Dennis L. Stoneman                                   151,196 (5)            2.8%
Lawrence C. Karlson  (6)                             127,000 (7)            2.4%
William J. Eckenrode  (8)                             52,500 (9)            0.9%
Henry M. Rowan  (10)                                  37,500 (9)            0.7%
Paul A. Kohmescher                                        --                --
All Officers and Directors as a Group (of 7)       1,291,221 (11)          22.9%

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

     31.1         Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

     31.2         Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to BDO Seidman LLP

                                                     Fiscal Years Ended
                                                         October 31,
                                                   ----------------------
                                                     2004          2003
                                                   --------      --------

                    Audit Fees (1)                 $109,075      $107,000
                    Audit-related fees (2)           30,800        51,000
                    Tax Fees (3)                     37,750        44,300
                    Total                          $177,625      $202,300
                                                   ========      ========

-------------
(1) Audit services of BDO Seidman, LLP consisted of the audit of our consolidated financial statements, quarterly review of our financial statements and filings on SEC Forms 10-QSB, and SEC Filings.

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
                                                   ============    ============

                        See notes to financial statements

                     MIKRON INFRARED, INC. AND SUBSIDIARIES

                 Consolidated statements of shareholders' equity

                                                                                                ACCUMULATED
FOR THE YEARS ENDED OCTOBER 31,             COMMON STOCK           ADDITIONAL                      OTHER         TOTAL
         2004 AND 2003                -------------------------     PAID-IN      RETAINED      COMPREHENSIVE  SHAREHOLDERS'
                                         SHARES        AMOUNT       CAPITAL      EARNINGS      INCOME (LOSS)     EQUITY
                                      -----------   -----------   -----------   -----------    -------------  -------------
BALANCE, NOVEMBER 1, 2002               4,288,200   $    12,865   $ 4,342,682   $ 1,621,136    $         0    $ 5,976,683

   Compensation expense for
   employee stock options                      --            --         5,352            --             --          5,352
    Issuance of shares for
    acquisition                           600,000         1,800     1,954,200            --             --      1,956,000
    Exercise of employee stock
    options                               181,428           545       180,883            --             --        181,428
     Exercise of warrants                 190,000           570       189,430            --             --        190,000
   Tax benefit from exercise of
   stock options and warrants                  --            --       394,900            --             --        394,900
   Other compensation income:
      Net Income                               --            --            --       981,357             --        981,357
      Reclassification of net loss
      on derivative instrument, net
      of tax                                   --            --            --            --         27,936         27,936
      Change in fair value of cash
      flow hedge, net of tax                   --            --            --            --        (60,565)       (60,565)
      Foreign currency translation
      gains                                    --            --            --            --        232,602        232,602

Other comprehensive income                     --            --            --            --             --      1,184,330
                                      -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, OCTOBER 31, 2003               5,259,628        15,780     7,067,447     2,602,493        199,973      9,885,693

   Exercise of employee stock
   options                                 10,000            30         9,970            --             --         10,000
   Other comprehensive income:
      Net Income                               --            --            --     1,793,198             --      1,793,198
      Reclassification of net loss
      on derivative instrument, net
      of tax                                   --            --            --            --         19,226         19,226
   Change in fair value of cash
   flow hedge, net of tax                      --            --            --            --           (317)          (317)
   Foreign currency
translation                                    --
   losses                                      --            --            --            --       (152,009)      (152,009)
   Other comprehensive
     income                                    --            --            --            --             --      1,840,098
                                      -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, OCTOBER 31, 2004               5,269,628   $    15,810   $ 7,077,417   $ 4,395,691    $    66,873    $11,555,791
                                      ===========   ===========   ===========   ===========    ===========    ===========

                        See notes to financial statements

                     MIKRON INFRARED, INC. AND SUBSIDIARIES

                      Consolidated statements of cash flows
                 For the years ended October 31, 2004 and 2003

                                                          2004          2003
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $ 1,793,198   $   981,357
   Adjustments to reconcile net income to net cash
   provided by (used in)  operating activities:
     Depreciation                                         197,509       237,214
     Amortization                                         130,356       127,828
     Stock compensation expense                                --         5,352
     Deferred income tax (benefit) expense               (127,155)      (37,815)
     Accrued interest-related parties                      50,032        43,423
     Gain on sale of equipment                            (75,504)           --
     Minority interest                                         --         4,208
     Changes in assets and
liabilities
     (Increase) decrease in accounts receivable          (626,369)     (854,917)
     (Increase) decrease in inventories                (1,050,682)       64,092
     (Increase) decrease in prepaid and other
        current assets                                    570,136       (79,077)
     (Increase) decrease in other assets                      115        16,992
     Increase decrease in pension liability               (37,254)       81,573
     Increase (decrease) in accounts payable and
        accrued liabilities                               308,097       779,669
                                                      -----------   -----------
Net cash provided by operating activities               1,132,479     1,369,899
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of business, net of cash acquired        (56,806)   (3,739,174)
     Purchase of minority interest                        (23,390)           --
     Purchase of property and equipment                  (168,387)     (273,687)
     Proceeds from sale of equipment                      108,124            --
     Decrease in investments                                   --        72,598
                                                      -----------   -----------
Net cash used in investing activities                    (140,459)   (3,940,263)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of line of credit, net                    (117,303)      (75,000)
     Deferred financing costs                                  --       (91,070)
     Proceeds from long term debts                             --     3,669,600
     Principal payments on long term debt                (302,430)     (869,713)
     Stock options exercised                               10,000       181,428
     Warrant exercised                                         --       190,000
                                                      -----------   -----------
Net cash (used in) provided by financing activities      (409,733)    3,005,245
                                                      -----------   -----------
Currency effects on cash                                   58,586        25,785
                                                      -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 640,873       460,666
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              825,225       364,559
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                $ 1,466,098   $   825,225
NON-CASH FINANCING AND INVESTING ACTIVITIES:
                                                      ===========   ===========

Acquisition of IMPAC Companies for note payable to
  seller                                                       --   $   795,680
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID FOR INTEREST                            $   165,040   $   295,641
                                                      ===========   ===========
    CASH PAID FOR INCOME TAXES                        $   433,250   $   740,543
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

Under accounting provisions of SFAS 123, the Company's net income to common shareholders and net income per common share would have been adjusted to the pro forma amounts indicated below:

                                                      Years Ended October 31
                                                      ----------------------
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

2. INVENTORIES:

The components of inventories at October 31, 2004 are as follows:

Materials and parts                                                 $ 3,362,907
Work-in-process                                                         799,856
Finished goods                                                        2,824,000
                                                                    -----------
                                                                    $ 6,986,763
                                                                    ===========

3. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at October 31, 2004:

Machinery and equipment                                             $ 1,532,301
Furniture and fixtures                                                  353,628
                                                                    -----------
Leasehold improvements                                                   83,245
                                                                    -----------
                                                                      1,969,174
Less - Accumulated depreciation                                      (1,529,449)
                                                                    -----------
                                                                    $   439,725
                                                                    ===========


4. INTANGIBLE ASSETS:

         The components of intangible assets at October 31, 2004 are as follows:

                                                         COST       AMORTIZATION
                                                     -----------    -----------
Deferred financing costs                             $    91,070    $    58,184
Customer lists                                         1,000,000        200,000
                                                     -----------    -----------
Total intangibles subject to amortization              1,091,070        258,184
Trade names                                            1,800,000             --
                                                     -----------    -----------
Total intangible assets                              $ 2,891,070    $   258,184
                                                     ===========    ===========


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

5. LONG TERM DEBT:

Long term debt consists of the following:

Principal amount of capital appreciation notes providing for a term of five years and a semi-annually compounded yield of 9%
(the "Capital Appreciation Notes"). The Capital Appreciation
Notes are due to two of the Company's officers and are
subordinate to the revolving credit facility and bank loan
discussed below. The maturity date of these notes is November 26,
2007.                                                                $  593,456

A $4,000,000 revolving credit facility (the "Facility") with a bank, collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at October
31, 2004 was 3.00%. The Facility has a maturity date of November
20, 2006. The maximum amount outstanding was $2,175,000 and the
average interest rate was 4.81% during 2004.                          2,100,000

Principal amount of a loan from a bank collateralized by pledges of all of the share capital of IMPAC, Infrapoint, infra sensor and Systems and the unconditional guarantee of the Company (the
"Bank Loan"). The rate is EURIBOR plus 2.5% and the maturity date
is September 30, 2006. The rate at October 31, 2004 was 4.62%.          639,700

Portion of purchase price payable to one of the selling
shareholders deferred for a period of five years at a
semi-annually compounded yield of 9%. This indebtedness is
unsecured and subordinate to the Facility and Bank Loan. Unpaid
interest and principal are payable at maturity in November 2007         482,234

Additional indebtedness owed to one selling shareholder deferred for a period of five years at a semi-annually compounded yield of
9%. This indebtedness is unsecured and subordinate to the
Facility and Bank Loan. Unpaid interest and principal are payable
at maturity in November 2007                                            182,178

Lines of credit of held by various operating companies with
interest rates between 5.00% to 5.22%                                   231,509
                                                                     ----------
                                                                      4,229,077
Less current portion                                                    372,736
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

Minimum principle repayments over the next five years and thereafter are as follows:

                          2005                  $372,736
                          2006                   375,336
                          2007                 2,158,296
                          2008                 1,313,942
                          2009                     2,945
                          Future                   5,822
                                              ----------
                          Total               $4,229,077
                                              ==========


6. ACCRUED LIABILITIES:

         Accrued liabilities are comprised of the following as of October 31, 2004:

                  Various corporate taxes payable       $  430,457
                  Accrued compensation                     634,163
                  Commissions payable                      243,225
                  Professional fees                        130,972
                  Accrued other                            898,908
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

The net periodic pension cost for this plan for the years ended October 31, 2004 and 2003 includes the following components:

                                                         2004            2003
                                                       -------         -------
         Service cost                                  $ 7,510         $ 6,477
         Interest cost                                  82,483          61,444
                                                       -------         -------
         Net periodic pension cost                     $89,993         $67,921
                                                       =======         =======

The benefit obligation recorded in the Company's consolidated balance sheet at October 31, 2004 are as follows:


         Benefit obligation November 1, 2003                       $1,576,082
         Service cost                                                   7,510
         Interest cost                                                 82,483
         Currency gain                                                177,138
         Actuarial loss                                               (58,246)
         Pension payments                                             (91,038)
                                                                   ----------
         Projected benefit obligation October 31, 2004             $1,693,929
                                                                   ==========


         Key economic assumptions used in these determinations are as follows:

                     Discount rate                         5.0%
                     Compensation increase rate            2.0%
                     Retiree cost of living adjustment     1.00%


The benefits as of October 31, 2004 expected to be paid in each of the next five years, and in the aggregate for the five fiscal years thereafter.

                     2005                              $106,190
                     2006                               118,984
                     2007                               121,543
                     2008                               139,455
                     2009                               144,572
                     2010-2014                          735,655
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

               Options Outstanding                       Options Exercisable
                             Weighted
               Number of     Average        Weighted                   Weighted
Range of       options       Remaining      Average      Number        Average
Exercise       Outstanding   Contractual    Exercise     Exercisable   Exercise
Price          10/31/04      Life           Price        at 10/31/04   Price
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

9. INCOME TAXES:

Income tax provision for the years ended October 31, 2004 and 2003, is as follows:

                                                  2004            2003
                                              -----------     -----------
CURRENT
   Federal                                    $   473,170     $   336,640
   State                                          105,720         106,550
   Foreign                                        640,709         234,525
                                              -----------     -----------
TOTAL CURRENT                                   1,219,599         677,715
                                              -----------     -----------
DEFERRED
    Federal                                       (90,097)         69,341
   State                                          (15,010)         12,237
   Foreign                                        (22,048)       (119,393)
                                              -----------     -----------
Total deferred                                   (127,155)        (37,815)
                                              -----------     -----------
Total Tax                                     $ 1,092,444     $   639,900
                                              ===========     ===========

The components of income before income taxes are as follows:

                                              YEAR ENDED       YEAR ENDED
                                              OCTOBER 31,      OCTOBER 31,
                                                 2004             2003
                                              -----------     -----------
Domestic                                      $ 1,234,057     $ 1,356,582
Foreign                                         1,651,585         264,675
                                              -----------     -----------
                                              $ 2,885,642     $ 1,621,257
                                              ===========     ===========

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the years ended October 31, 2004 and 2003, are as follows:

                                                     2004            2003
                                                    ------          ------
Federal statutory rate                               34.0%           34.0%
State taxes, net of federal benefit                   2.1             4.8
Foreign rate in excess of US rate                     2.0             1.6
Other                                                (0.2)           (0.9)
                                                    ------          ------
Effective tax rate                                   37.9%           39.5%
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

         Year Ending October 31,
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

Geographic information is as follows:

                                               YEAR ENDED       YEAR ENDED
                                               OCTOBER 31,      OCTOBER 31,
           Revenues                               2004             2003
                                             ------------     -------------
           Domestic Operations                $15,661,881      $15,315,243
           European Operations                 10,355,246         7,759,851
                                              -----------      ------------
                                              $26,017,127      $23,075,094
                                              ===========      ===========
           Long-lived assets
           Domestic Operations                $ 7,015,380      $ 6,842,287
           European Operations                  7,731,098        6,665,866
           Elimination                         (6,800,591)      (5,418,708)
                                              -----------      -----------
                                              $ 7,945,887      $ 8,089,445
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
                                                                   -----------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to its Report on SEC Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 2005.


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


       Signature                           Title                       Date
       ---------                           -----                       ----

/s/ Gerald D. Posner           (Principal) Executive Officer,    March 21, 2005
---------------------------    Director
    Gerald D. Posner


/s/ Paul A. Kohmescher         Chief (Principal) Financial       March 21, 2005
---------------------------    Officer
    Paul A. Kohmescher

/s/ Lawrence C. Karlson        Chairman of the Board             March 21, 2005
---------------------------
    Lawrence C. Karlson

/s/ Keikhosrow Irani           Chief Technical Officer,          March 21, 2005
---------------------------    Director
    Keikhosrow Irani


/s/ Dennis L. Stoneman         Vice President, Director          March 21, 2005
---------------------------
    Dennis L. Stoneman


/s/ William J. Eckenrode       Director                          March 21, 2005
---------------------------
    William J. Eckenrode


/s/ Henry M. Rowan             Director                          March 21, 2005
---------------------------
    Henry M. Rowan