Form 10QSB/A
period 2005-01-31
MIKRON INFRARED INC
filed 2005-03-22
CIK 787809

FORM 10-QSB\A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to

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
                              ---------------------
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

                                Explanatory Note

      We received various comments from the Staff of the Securities and Exchange Commission regarding the discussion of our Controls and Procedures appearing at
Item 3 of our Form 10-QSB for the quarter ended January 31, 2005. We have filed this amendment to that Form 10-QSB to conform our Controls and Procedures discussion to those comments.

                      Mikron Infrared, Inc. and Subsidiary


                                      Index


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.......................................... 3

             Consolidated Balance Sheet - January 31, 2005 - Unaudited..... 3

             Consolidated Statements of Operations - Three months
             ended January 31, 2005  and 2004- Unaudited................... 4

             Consolidated Statements of Comprehensive Income - Three
             months ended January 31, 2005  and 2004- Unaudited............ 5

             Consolidated Statements of Cash Flows - Three months ended
              January 31, 2005 and 2004- Unaudited......................... 6

             Notes to Consolidated Financial Statements.................... 7

Item 2.      Management's Discussion And Analysis of Financial Condition
             And Results Of Operations.....................................12

Item 3.      Controls and Procedures.......................................14

PART II - OTHER INFORMATION

Item 6.      Exhibits......................................................15

SIGNATURES.................................................................16

PART I - FINANCIAL INFORMATION:

Item 1.      Financial Statements
                     Mikron Infrared, Inc. and Subsidiaries

                           Consolidated balance sheet

                                   (Unaudited)

                                                                   January 31, 2005
                                                                   ----------------
Assets
Current assets:
   Cash and cash equivalents                                       $    2,301,089
   Accounts receivable, less allowance for doubtful
   accounts of $267,147                                                 4,117,511
   Inventories                                                          7,250,576
   Deferred tax - current                                                 385,483
   Prepaid expenses and other current assets                              308,140
                                                                   --------------
Total current assets                                                   14,362,799
Property and equipment, net of accumulated depreciation of
  $ 1,580,407                                                             473,685
Intangibles, net of accumulated amortization of  $290,773               2,600,298
Goodwill                                                                3,289,814
Other assets                                                            1,600,066
                                                                   --------------
Total                                                              $   22,326,662
                                                                   ==============
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                $    1,022,960
   Accrued liabilities                                                  2,904,949
   Current portion of long term debt                                      380,408
                                                                   --------------
Total current liabilities                                               4,308,317
                                                                   --------------
Long term debt                                                          3,205,231
Long term debt-related parties                                            606,623
Accrued pension benefits                                                1,725,838
Deferred taxes                                                            227,969
Other liabilities                                                           8,092
                                                                   --------------
Total liabilities                                                      10,082,070
                                                                   --------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.003 par value; 15,000,000 shares
   authorized, 5,309,628 shares issued and outstanding                     15,960
   Additional paid-in capital                                           7,129,067
   Retained earnings                                                    5,012,674
   Other comprehensive income                                              86,891
                                                                   --------------
Total shareholders' equity                                             12,244,592
                                                                   --------------
Total                                                              $   22,326,662
                                                                   ==============

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                      Consolidated statements of operations

                                   (Unaudited)

                                      Three months ending
                                            January 31
                                 --------------------------------
                                      2005               2004
                                 --------------    --------------
Revenues:
   Net sales                     $    7,363,417    $    5,896,393
                                 --------------    --------------
Costs and expenses:
   Cost of goods sold                 3,357,331         2,880,413

   Selling, general and
   administrative                     2,343,665         1,989,473

   Research, development and
   engineering                          590,650           494,140
                                 --------------    --------------
Total costs and expenses              6,291,646         5,364,026
                                 --------------    --------------
Income from operations                1,071,771           532,367
                                 --------------    --------------
Other expense:
   Interest expense                     (68,546)          (69,280)
   Other income (expense), net            8,783            (3,623)
                                 --------------    --------------

Net income before income taxes        1,012,008           459,464
    Income tax provision               (399,535)         (177,548)
                                 --------------    --------------
Net income                       $      612,473    $      281,916
                                 ==============    ==============
Net income per share-basic       $         0.12    $         0.05
                                 ==============    ==============

Weighted average number of
shares-basic                          5,271,911         5,259,628
                                 ==============    ==============
Net income per share-diluted     $         0.11    $         0.05
                                 ==============    ==============

Weighted average number of
shares-diluted                        5,421,512         5,421,808
                                 ==============    ==============

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                              Three Months Ended
                                                  January 31
                                       -------------------------------
                                            2005             2004
                                       --------------   --------------
Net income                             $      612,473   $      281,916
Other comprehensive income

Foreign currency exchange                      12,573              806
Reclassification adjustment for cash
flow hedge losses included in net
income, net of tax                              3,415            6,919

Change in fair value of cash flow
hedge, net of tax                               4,691           (7,403)
                                       --------------   --------------
Comprehensive income                   $      633,152   $      282,238
                                       ==============   ==============

                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries

                      Consolidated statements of cash flows

                                   (Unaudited)

                                                                                   Three Months Ended January 31
                                                                                 --------------    --------------
                                                                                      2005               2004
                                                                                 --------------    --------------
Cash flows from operating activities:
   Net income                                                                    $      612,473    $      281,916
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                        58,770            56,685
     Amortization                                                                        32,589            32,589
     Gain on sale of equipment                                                           (9,855)                0
     Decrease in deferred income tax benefit                                             (5,797)           (6,173)
     Increase accrued interest-related parties                                           13,168            12,090
     Increase minority interest                                                               0             5,922
Changes in assets and liabilities, net of effect of acquisition-
     Decrease in accounts receivable                                                  1,102,200           660,791
     Increase in inventories                                                           (218,663)         (557,481)
     Decrease in prepaid and other current assets                                        42,402           112,376
      (Increase) decrease in other assets                                                   177            (4,719)
     Increase in pension liability                                                            0            12,292
     Decrease in accounts payable and accrued liabilities                              (695,539)         (444,382)
                                                                                 --------------    --------------
Net cash provided by operating activities                                               931,925           161,906
                                                                                 --------------    --------------
Cash flows from investing activities:
   Acquisition of business, net of cash acquired                                              0           (58,460)
   Proceeds from the disposal of fixed assets                                            11,081
   Purchase of property and equipment                                                   (90,976)          (18,092)
                                                                                 --------------    --------------
   Net cash used in investing activities                                                (79,895)          (76,552)
                                                                                 --------------    --------------
Cash flows from financing activities:
   Repayment of line of credit, net                                                           0          (117,085)
   Proceeds from stock options                                                           51,800                 0
   Principal payments on long term debt                                                 (81,412)          (87,198)
                                                                                 --------------    --------------
Net cash (used in) financing activities                                                 (29,612)         (204,283)
                                                                                 --------------    --------------
Currency effects on cash                                                                 12,573               806
                                                                                 --------------    --------------
Net increase (decrease) in cash and cash equivalents                                    834,991          (118,123)
Cash and cash equivalents, beginning of period                                        1,466,098           846,860
                                                                                 --------------    --------------
Cash and cash equivalents, end of period                                         $    2,301,089    $      728,737
                                                                                 ==============    ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                        $       33,109    $       43,891
                                                                                 ==============    ==============
   Cash paid for income taxes                                                    $      172,397    $       31,296
                                                                                 ==============    ==============

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

If compensation expense for our stock options were recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                                        Three Months
                                                            Ended
                                                         January 31,
                                                         -----------
                                                     2005           2004
                                                 ------------   ------------
Net income, as reported                          $    612,473   $    281,916
Less fair value of stock options                          213          1,381
                                                 ------------   ------------
Pro forma                                        $    612,260   $    280,535
                                                 ============   ============

Net income per common share, basic and diluted
   As reported, basic                            $       0.12   $       0.05
   As reported, diluted                                  0.11           0.05

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

5.    Inventory

The components of inventories at January 31, 2005 are as follows:

      Materials and parts        $  3,421,226
      Work-in Process                 873,775
      Finished Goods                2,955,575
                                 ------------
                                 $  7,250,576

6.    Intangible Assets

The components of intangible assets at January 31, 2005 are as follows:

                                               Cost        Amortization
                                               ----        ------------
Deferred financing costs                    $     91,071   $     65,773
Customer lists                                 1,000,000        225,000
                                            ------------   ------------
Total intangibles subject to amortization      1,091,071        290,773
Trade names                                    1,800,000             --
                                            ------------   ------------
Total intangible assets                     $  2,891,071   $    290,773
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


7.    Long Term Debt

Long term debt as of January 31, 2005 consists of the following:

      Principal amount of capital appreciation notes providing for a term of five years and a semi-annually compounded yield of 9% (the "Capital
      Appreciation Notes"). The Capital Appreciation Notes are due to two of the
      company's officers and are subordinate to the revolving credit facility and bank loan discussed below. The maturity date of these notes is
      November 26, 2007.                                                                  $ 606,623

      A revolving credit facility (the "Facility") with a bank, collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at
      January 31, 2005 was 3.89%. The Facility has a maturity date of November
      20, 2006.                                                                           2,100,000

      Principal amount of a loan from a bank collateralized by pledges of all of the share capital of the company's European subsidiaries and the unconditional guarantee of the Company (the "Bank Loan"). The rate is
      EURIBOR plus 2.5% and the maturity date is September 30, 2006. The rate at
      January 31, 2005 was 4.68%.                                                           570,281

      Portion of purchase price payable to one of the selling shareholders deferred for a period of five years at a semi-annually compounded yield of
      9%. This indebtedness is unsecured and subordinate to the Facility and
      Bank Loan. Maturity date of November 26, 2007.                                        691,964



      Various term loans with interest rates between 5% and 5.22% and various
      maturity dates between August 30, 2008 and September 30, 2011.                        223,394
                                                                                        -----------

                                                                                          4,192,262
Less current portion                                                                        380,408
                                                                                        -----------
                                                                                        $ 3,811,854
                                                                                        ===========

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

8.    Segment information

Management reviews its domestic and European operations to evaluate performance and resources. Management has aggregated its operations into one industry segment. Geographic information is as follows:

                                         Three Months Ended
                                            January 31,
         Revenues                              2005
         --------                              ----
         Domestic                           $3,976,412
         European                            3,387,005
                                            $7,363,417

                                          At January 31,
         Long-lived Assets                     2005
         -----------------                     ----
         Domestic                           $7,015,205
         European                            7,874,992
         Elimination                        (6,926,334)
                                            ---------
                                            $7,963,863

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

Item 3.  Controls and Procedures

In accordance with our management's responsibilities for establishing and maintaining adequate internal control over our financial reporting, we maintain disclosure controls and procedures that are designed to provide reasonable assurance that:

      o     information required to be disclosed in our Exchange Act reports

            [] is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms,

            [] is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure,

      o     our transactions are properly authorized;

      o     our assets are safeguarded against unauthorized or improper use; and

      o     our transactions are properly recorded and reported,

all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Amendment 1 to our Report on Form 10-QSB. Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our disclosure controls and procedures, and whether we had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

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

There were no changes in our disclosure controls and procedures during the first quarter of fiscal 2005 that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6   Exhibits


      31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002
      31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002
      32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment 1 to Registrant's report on Form 10-QSB for the Quarter ended January 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

March 21, 2005

                                MIKRON INFRARED, INC.


                                By:/s/ Gerald D. Posner
                                   --------------------------------------------
                                   Gerald D. Posner, Chief Executive Officer


                                By:/s/ Paul A. Kohmescher
                                   --------------------------------------------
                                   Paul A. Kohmescher, Chief Financial Officer