Form 10QSB
period 2005-04-30
MIKRON INFRARED INC
filed 2005-06-08
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

         |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended April 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

The number of shares of registrant's Common Stock, $.003 par value, outstanding as of June 8, 2005 was 5,528,556 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                      MIKRON INFRARED, INC. AND SUBSIDIARY


                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements............................................... 3

         Consolidated Balance Sheet - April 30, 2005 - Unaudited............ 3

         Consolidated Statements of Operations - Three and six months ended April 30, 2005 and 2004  - Unaudited......................... 4

         Consolidated Statements of Comprehensive Income - Three and six
         months ended April 30, 2005 and 2004 - Unaudited................... 4

         Consolidated Statements of Cash Flows - Six months ended
          April 30, 2005 and 2004- Unaudited................................ 5

         Notes to Consolidated Financial Statements......................... 6

Item 2.  Management's Discussion And Analysis of Financial Condition
         And Results Of Operations..........................................11

Item 3.  Controls and Procedures............................................14

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................14

Item 6.  Exhibits and Reports on Form 8-K...................................15

SIGNATURES..................................................................15

PART I - FINANCIAL INFORMATION:

ITEM 1.      FINANCIAL STATEMENTS

                     MIKRON INFRARED, INC. AND SUBSIDIARIES
                           Consolidated balance sheet

                                   (Unaudited)

                                                                  APRIL 30, 2005
                                                                  --------------
   ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                  $    1,686,087
      Accounts receivable, less allowance for doubtful
      accounts of $242,408                                            4,831,851
      Inventories                                                     6,964,171
      Deferred tax - current                                            372,982
      Prepaid expenses and other current assets                         340,742
                                                                 ---------------
   Total current assets                                              14,195,833

   Property and equipment, net of accumulated depreciation of
   $1,636,453                                                           550,399
   Intangibles, net of accumulated amortization of  $323,362          2,567,708
   Goodwill, net of accumulated amortization of $124,247              3,297,010
   Other assets                                                       1,575,797
                                                                 ---------------
   Total                                                         $   22,186,747
                                                                 ===============
   LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                           $    1,108,700
      Accrued liabilities                                             1,784,020
      Current  portion of long term debt                                376,244
                                                                 ---------------
   Total current liabilities                                          3,268,964
                                                                 ---------------
   Long term debt                                                     2,412,987
   Long term debt-related parties                                       698,340
   Accrued pension benefits                                           1,703,992
   Deferred taxes                                                       227,969
                                                                 ---------------
   TOTAL LIABILITIES                                                  8,312,252
                                                                 ---------------
   COMMITMENTS AND CONTINGENCIES
   SHAREHOLDERS' EQUITY:
      Common stock, $.003 par value; 15,000,000 shares
      authorized, 5,598,556 shares issued and outstanding                16,586
      Additional paid-in capital                                      8,210,379
      Retained earnings                                               5,583,146
      Other comprehensive income                                         64,384
                                                                 ---------------
   Total shareholders' equity                                        13,874,495
                                                                 ---------------
   Total                                                         $   22,186,747
                                                                 ===============


                        See notes to financial statements

                     MIKRON INFRARED, INC. AND SUBSIDIARIES

                      Consolidated statements of operations

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  APRIL 30                      APRIL 30,
           (UNAUDITED)                 ----------------------------    ----------------------------
                                            2005           2004            2005            2004
                                       ------------    ------------    ------------    ------------
REVENUES:                              $  7,599,721    $  6,277,212    $ 14,963,138    $ 12,173,605
COSTS AND EXPENSES:
   Cost of goods sold                     3,460,325       2,999,226       6,817,656       5,879,639

   Selling, general and
   administrative                         2,497,904       2,207,649       4,841,569       4,197,126

   Research, development and
   engineering                              619,706         501,973       1,210,356         996,112
                                       ------------    ------------    ------------    ------------
Total costs and expenses                  6,577,935       5,708,848      12,869,581      11,072,877
                                       ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                    1,021,786         568,364       2,093,557       1,100,728
OTHER EXPENSE:
   Interest expense                         (66,764)        (66,016)       (135,310)       (135,296)
   Other income (expense), net                7,444             (46)         16,227          (3,669)
                                       ------------    ------------    ------------    ------------

NET INCOME BEFORE INCOME TAXES              962,466         502,302       1,974,474         961,762
    Income tax provision                   (391,992)       (189,567)       (791,527)       (367,114)
                                       ------------    ------------    ------------    ------------
NET INCOME                             $    570,474    $    312,735    $  1,182,947    $    594,648
                                       ============    ============    ============    ============
NET INCOME PER SHARE-BASIC             $       0.10    $       0.06    $       0.22    $       0.11
                                       ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
SHARES-BASIC                              5,449,170       5,259,628       5,369,237       5,259,628
                                       ============    ============    ============    ============
NET INCOME PER SHARE-DILUTED           $       0.10    $       0.06    $       0.22    $       0.11
                                       ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
SHARES-DILUTED                            5,457,869       5,420,761       5,377,936       5,420,761
                                       ============    ============    ============    ============

                       See notes to financial statements


                 Consolidated Statements of Comprehensive Income

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  APRIL 30                      APRIL 30,
           (UNAUDITED)                 ----------------------------    ----------------------------
                                            2005           2004            2005            2004
                                       ------------    ------------    ------------    ------------
Net income                             $    570,474    $    312,735    $  1,182,947    $    594,648
Other comprehensive income

Foreign currency exchange                    (9,232)         16,435           8,009          17,241

Reclassification adjustment for cash
flow hedge losses included in net
income, net of tax                            1,808           7,018           5,223          13,937

Change in fair value of cash flow
hedge, net of tax                             3,207           2,273           7,898          (5,130)
                                       ------------    ------------    ------------    ------------
Comprehensive income                   $    566,257    $    338,461    $  1,204,077    $    620,696
                                       ============    ============    ============    ============

                        See notes to financial statements

                     MIKRON INFRARED, INC. AND SUBSIDIARIES
                      Consolidated statements of cash flows
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                        APRIL 30,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 1,182,947    $   594,648
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                  116,739         33,369
     Amortization                                                   65,178         65,178
     Deferred income tax (benefit) expense                           1,409         (2,348)
     Accrued interest related parties                                   --         24,429
     Minority interest                                                  --          3,421
     Gain on sale of equipment                                      (9,855)
     Changes in assets and liabilities
     Decrease in accounts receivable                               363,141        149,814
     (Increase) decrease in inventories                             31,987       (856,375)
     (Increase) decrease in prepaid and other current assets         4,177        171,417
      (Increase) decrease in other assets                            5,423            469
     Increase in pension liability                                      --         12,226
     Increase (decrease) in accounts payable and accrued
     liabilities                                                (1,053,022)       (50,365)
                                                               -----------    -----------
Net cash provided by operating activities                          708,124        145,883
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash acquired                        --        (58,206)
   Proceeds from the disposal of fixed assets                       11,081         89,513
   Purchase of property and equipment                             (227,596)       (43,433)
                                                               -----------    -----------
   Net cash used in investing activities                          (216,515)       (12,326)
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of line of credit, net                                     --       (116,461)
   Principal payments on long term debt                           (162,240)      (224,624)
    Payments of notes payable to related party                    (593,455)            --
   Stock options exercised                                         476,066             --
                                                               -----------    -----------
Net cash (used in) provided by financing activities               (279,629)      (341,085)
                                                               -----------    -----------
Currency effects on cash                                             8,009          9,026
                                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               219,989       (198,502)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,466,098        825,225
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 1,686,087    $   626,723
                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID FOR INTEREST                                      $   175,250    $    84,051
                                                               ===========    ===========
   CASH PAID FOR INCOME TAXES                                  $   453,354    $    97,323
                                                               ===========    ===========


                        See notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2005
                                   (UNAUDITED)

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

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of April 30, 2005 and the results of operations and cash flows for the three and six month periods ended April 30, 2005 and 2004. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

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

INTANGIBLE ASSETS

         As a result of the acquisition of the IMPAC Companies, we determined with the help of evaluation specialists, that the customer list has a value of $1,000,000. It is being amortized over ten years on a straight line basis. We also determined that the trade names have a value of $1,800,000 and have an indefinite life for amortization purposes.

         The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. We believe that there had been no impairment of our long-lived assets at April 30, 2005.

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

3.       STOCK OPTIONS

We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our Amended and Restated Omnibus Stock Incentive Plan (the "Plan"). Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires us to provide pro forma information regarding net income and net income per common share, as if compensation cost for stock options granted under the Plan had been determined in accordance with the fair value based method prescribed in SFAS
123. We plan to adopt the fair value based method prescribed by SFAS 123R effective November 1, 2006.

If compensation expense for our stock options was recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                          Three Months                    Six Months
                                              Ended                          Ended
                                            April 30,                      April 30,
                                            ---------                      ---------
                                        2005          2004           2005            2004
                                        ----          ----           ----            ----
Net income, as reported               $570,474      $312,735       $1,182,947      $594,648
Less fair value of stock options           587       134,721              700       136,102
                                      --------      --------       ----------      --------
Pro forma                             $569,887      $178,014       $1,182,247      $458,546
                                      ========      ========       ==========      ========

Net income per common share
   As reported, basic                    $0.10         $0.06            $0.22         $0.11
   As reported, diluted                   0.10          0.06             0.22          0.11
   Pro forma, basic                       0.10          0.03             0.22          0.09
   Pro forma, diluted                     0.10          0.03             0.22          0.08

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

At April 30, 2005, we had an interest rate swap with a notional amount of $2,100,000 under which we paid a fixed rate of interest, 4.81 percent, and received a floating rate of interest, 1.50 percent plus LIBOR, over the term of the agreement without the exchange of the underlying notional amounts. The fair value of the interest rate swap at April 30, 2005, was an asset due from the counter party of $267. We have not entered into any derivative contracts other than this interest rate swap.

5.       INVENTORY

The components of inventories at April 30, 2005 are as follows:

    Materials and parts                          $3,544,794
    Work-in Process                                 717,367
    Finished Goods                                2,702,010
                                                 ----------
                                                 $6,964,171
                                                 ==========

6.       INTANGIBLE ASSETS

The components of intangible assets at April 30, 2005 are as follows:

                                                       COST         AMORTIZATION
                                                    ----------      ------------
Deferred financing costs                            $   91,070        $ 73,362
Customer lists                                       1,000,000         250,000
                                                    ----------        --------
Total intangibles subject to amortization            1,091,070         323,362
Trade names                                          1,800,000              --
                                                    ----------        --------
Total intangible assets                             $2,891,070        $323,362
                                                    ==========        ========

Amortization of customer lists and deferred financing costs was $32,589 for the three months ended April 30, 2005 and $65,178 for the six months ended April 30, 2005. This will continue until December 2005 at approximately $130,000 per year, it will then be approximately $100,000 for the subsequent seven years, until November 2012. There was an amortization charge of $32,589 for the three months ended April 30, 2004 and $65,178 for the six months ended April 30, 2004.


7.       LONG TERM DEBT

Long term debt as of April 30, 2005 consisted of the following:

         A revolving credit facility (the "Facility") with a
         bank, collateralized by first security interest liens
         on all non-European assets and also by a pledge of 65%
         of the share capital of Mikron Europe. The facility
         bears interest at LIBOR plus 150 basis points or Prime
         Rate minus 100 basis points, at the option of the
         borrower, payable monthly. The rate at April 30, 2005
         was 4.75%. The Facility has a maturity date of November
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
         The rate at April 30, 2005 was 4.68%.                           482,625

         Portion of purchase price payable to two of the selling
         shareholders deferred for a period of five years at a
         semi-annually compounded yield of 9%. This indebtedness
         is unsecured and subordinate to the Facility and Bank
         Loan. Maturity date of November 20, 2007.                       698,340

         Various term loans with interest rates between 5% and
         5.22% and various maturity dates between August 30,
         2008 and September 30, 2011.                                    206,606
                                                                      ----------
                                                                       3,487,571
Less current portion                                                     376,244
                                                                      ----------
                                                                      $3,111,327
                                                                      ==========

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of April 30, 2005, we were in compliance with all covenants.

8.       SEGMENT INFORMATION

Management reviews its domestic and European operations to evaluate performance and resources. Management has aggregated its operations into one industry segment. Geographic information is as follows:

                                      Three Months        Six Months
                                          Ended              Ended
                                        April 30,          April 30,
         Revenues                         2005               2005
         --------                     ------------       -----------
         Domestic                      $4,408,082         $8,384,494
         European                       3,191,639          6,578,644
                                       ----------        -----------
                                       $7,599,721        $14,963,138
                                       ==========        ===========

                                       At April 30,
         Long-lived Assets                2005
         -----------------             -----------
         Domestic                      $7,060,499
         European                       7,770,659
         Elimination                   (6,840,244)
                                       ----------
                                       $7,990,914
                                       ==========

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2005 COMPARED TO SIX MONTHS ENDED APRIL 30 2004

Total revenues for the six months ended April 30, 2005 were $14,963,138, which represented a 23% increase over total revenues of $12,173,605 for the six month period ended April 30, 2004. The increase can be primarily attributed to increased sales volume and the effects of currency exchange fluctuations upon those operations.

Our cost of sales for the six months ended April 30, 2005 was $6,817,656 (45.6% of sales) compared to $5,879,639 (48.3% of sales) for the same period in fiscal 2004. The improvement in the reduction of cost of sales was due primarily to product mix and fuller absorption of fixed manufacturing overhead.

Selling, general and administrative expenses were $4,841,569 for the six months ended April 30, 2005 compared to $4,197,126 for the same period in fiscal 2004. This $644,000 increase was due primarily to:

    o    an increase of $304,000 in compensation,

    o    an increase of $107,000 in marketing and promotion of products,

    o    an increase of $76,000 in professional fees,

    o an increase in commissions expense of $68,000 due to increased sales, and

    o    an increase of Sarbanes Oxley compliance-related expenses of $50,000.

Research and development expenses increased for the six months ended April 30, 2005 to $1,210,356 from $996,112 for the same quarter in 2004. This $214,000 increase is comprised primarily of:

    o    an increase in compensation costs of $120,000,

    o an increase of $33,000 in research and development materials primarily for development of two new thermal imaging cameras, and

    o    an increase in travel expenses of $24,000.

Our income from operations for the six months ended April 30, 2005 was $2,093,557 compared to $1,100,728 for the comparable period in fiscal 2004. The 90% increase was due primarily from the increase of sales and gross profit percentage offset to a lesser degree by the increase in operating expenses.

Our interest expense for the six months ended April 30, 2005 was $135,310 compared to $135,296 for the same period last year.

Our net income before the provision for income taxes for the six months ended April 30, 2005 was $1,974,474 compared to $961,762 for the comparable period in fiscal 2004. The 105% increase was due primarily from the increase of sales and gross profit percentage offset to a lesser degree by the increase in operating expenses.

Our effective tax rate for the six month period ended April 30, 2005 was 40%. Our effective tax rate in the first six months of fiscal 2004 was 38%. The increase reflects adjustments to the rate applicable to our IMPAC Operations in 2004.

Our net income for the six months ended April 30, 2005 was $1,182,947 compared to $594,648 for the comparable period in fiscal 2004. The 99% increase in net income was primarily due to the 23% increase in sales, the improvement in our gross profit percentage, offset to a lesser degree by an increase in operating expenses.

THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THREE MONTHS ENDED APRIL 30 2004

Total revenues for the three months ended April 30, 2005 were $7,599,721, which represented a 21% increase over total revenues of $6,277,212 for the quarter ended April 30, 2004. The increase can be primarily attributed to an increase in sales volume and a positive effect of currency exchange.

Our cost of sales for the three months ended April 30, 2005 was $3,460,325 (45.5% of sales) compared to $2,999,226 (47.8% of sales) for the same period in fiscal 2004. The improvement in the reduction of cost of sales was due primarily to product mix and a larger base of sales to absorb fixed manufacturing expenses.

Selling, general and administrative expenses were $2,497,904 for the three months ended April 30, 2005 compared to $2,207,649 for the same period in fiscal 2004. This increase of $290,000 was due primarily to:

    o an increase in compensation expenses of $127,000 due to an increase in staffing,

    o    an increase of $61,000 in marketing and promotion expenses,

    o an increase of $50,000 for documentation of internal controls related to our Sarbanes Oxley compliance, and

    o    an increase of professional fees of $35,000.

Research and development expenses increased for the quarter ended April 30, 2005 to $619,706 from $501,973 for the same quarter in 2004. This $118,000 increase was due primarily to:

    o    an increase in compensation expenses of $44,000,

    o an increase in Research and Development expenses of $23,000 primarily related to our development of two new thermal imaging cameras,

    o other professional fees of $12,000 paid primarily to a consultant to assist in the development of those new cameras, and

    o    an $11,000 increase in travel expenses.

Our income from operations for the three months ended April 30, 2005 was $1,021,786 compared to $568,364 for the comparable period in fiscal 2004. The 80% increase was due to the increase in sales and gross profit percentage offset, to a lesser degree, by an increase of operating expenses.

Our interest expense for the three months ended April 30, 2005 was $66,764 compared to $66,016 for the same period in 2004.

Our net income before the provision for income taxes for the three months ended April 30, 2005 was $962,466 compared to $502,302 for the comparable period in fiscal 2004. The 92% increase was due to the increase in sales and gross profit percentage offset, to a lesser degree, by an increase of operating expenses.

Our effective tax rate for the three months ended April 30, 2004 was 41%. Our effective tax rate in the three months ended April 30, 2004 was 38%. The increase reflects adjustments to the rate applicable to our IMPAC Operations in 2004.

Our net income for the three months ended April 30, 2005 was $570,474 compared to $312,735 for the comparable period in fiscal 2004. The 82% increase in net income was due to the increase in sales and gross profit percentage offset to a lesser degree, by an increase of operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005, we held $1,686,087 in cash, and we had $4,831,851 in accounts receivable. The increase in cash of $219,989 since October 31, 2004 resulted from an increase in cash from operations of $708,124, and a currency exchange effect of $8,009, offset by a use of cash from financing activities of $279,629 and a use of cash in investing activities of $216,515.

Our working capital at April 30, 2005 was $10,926,869 as compared to $9,410,045 at year-end October 31, 2004. This increase primarily was a result of our net income for the period offset by decreases in accounts payable and accrued liabilities.

As of April 30, 2005, we had an additional $1,900,000 of available credit under the Facility. In addition, we have unused lines of credit in Europe which amount to approximately $652,000.

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

ITEM 3.      CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on April 26, 2005. As of the March 22, 2005 record date of the meeting, there were a total of 5,481,056 shares of the Company's common stock outstanding and entitled to be voted at the annual meeting. There were 4,062,234 shares (74.11%) present in person or by proxy at the meeting.

The following directors were elected at the meeting:

                                                     Number of Shares
                                             ----------------------------------
                                                                  Against or
                     Director                      For            Abstained
                 -----------------------     --------------     ---------------

                 Gerald D. Posner                4,040,844           21,390
                 Dennis Stoneman                 4,038,219           24,015
                 Keikhosrow Irani                4,017,763           47,471
                 William J. Eckenrode            4,011,348           50,836
                 Henry M. Rowan                  4,016,063           46,171
                 Lawrence C. Karlson             4,041,494           20,690
                 James L. Hamling                4,042,804           19,430

Also at the Meeting, the shareholders ratified the selection of BDO Seidman LLP as the Company's independent accountants for the fiscal year ending October 31, 2005 by a vote of 4,044,104 shares in favor and 16,040 shares opposed to the proposal.

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

   31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002

   31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002

   32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB for the Quarter ended April 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

June 8, 2005

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