Form 10QSB
period 2005-07-31
MIKRON INFRARED INC
filed 2005-09-14
CIK 787809

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended July 31, 2005

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

                   16 Thornton Road, Oakland, New Jersey 07436
             ------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (201) 405-0900
                                ----------------
               (Registrant's telephone number including area code)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         The number of shares of registrant's Common Stock, $.003 par value, outstanding as of September 13, 2005 was 5,598,556 shares.

         Transitional Small Business Disclosure Format (Check one):
         Yes [ ]    No |X|

                      Mikron Infrared, Inc. and Subsidiary


                                      Index

                                                                                                Page No.
                                                                                                --------

PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements.............................................................       3

             Consolidated Balance Sheet - July 31, 2005 - Unaudited...........................       3

             Consolidated Statements of Operations - Three and nine months
             ended July 31, 2005 - Unaudited..................................................       4

             Consolidated Statements of Comprehensive Income - Three and nine
             months ended July 31, 2005 - Unaudited...........................................       5

             Consolidated Statements of Cash Flows - Nine months ended
              July 31, 2005 and 2004- Unaudited...............................................       6

             Notes to Consolidated Financial Statements.......................................       7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................................      12

Item 3.      Controls and Procedures..........................................................      15

PART II - OTHER INFORMATION...................................................................      16

Item 6.      Exhibits.........................................................................      16

SIGNATURES....................................................................................      17

PART I - FINANCIAL INFORMATION:

Item 1.      Financial Statements

                     Mikron Infrared, Inc. and Subsidiaries
                           Consolidated balance sheet

                                   (Unaudited)

                                                               July 31, 2005
                                                              --------------
Assets
Current assets:
   Cash and cash equivalents                                  $    1,054,948
   Accounts receivable, less allowance for doubtful
   accounts of $248,629                                            4,123,947
   Inventories                                                     7,194,713
   Deferred taxes                                                    496,304
   Prepaid expenses and other current assets                         656,486
                                                              --------------
Total current assets                                              13,526,398
Property and equipment, net of accumulated depreciation of
$1,687,740                                                           655,719
Intangibles, net of accumulated amortization of  $355,951          2,535,119
Goodwill                                                           3,332,120
Other assets                                                          75,535
                                                              --------------
Total                                                         $   20,124,891
                                                              ==============
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                           $      950,873
   Accrued liabilities                                             2,919,854
   Current portion of long term debt                                 355,204
                                                              --------------
Total current liabilities                                          4,225,931
                                                              --------------
Long term debt                                                     1,206,628
Accrued pension benefits                                             259,851
Deferred taxes                                                       222,969
                                                              --------------
Total liabilities                                                  5,915,379
                                                              --------------
Commitments and contingencies
Shareholders' equity:
   Common stock, $.003 par value; 15,000,000 shares
   authorized, 5,598,556 shares issued and outstanding                16,586
   Additional paid-in capital                                      8,210,378
   Retained earnings                                               6,045,280
   Other comprehensive income (loss)                                 (62,732)
                                                              --------------
Total shareholders' equity                                        14,209,512
Total                                                         $   20,124,891
                                                              ==============
                         See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries
                      Consolidated statements of operations

                                   (Unaudited)



                                          Three Months Ended              Nine Months Ended
                                               July 31                        July 31,
                                    --------------------------------  ----------------------------
                                         2005              2004          2005           2004
                                    -------------      -------------  --------------  ------------
Revenues:
   Net sales                        $   7,048,353      $   6,530,817  $   22,011,491  $ 18,704,422
                                    -------------      -------------  --------------  ------------
Costs and expenses:
   Cost of goods sold                   3,208,397          2,925,575      10,026,068     8,805,214

   Selling, general and
   administrative                       2,434,477          2,151,791       7,276,403     6,348,917

   Research, development and
   engineering                            536,062            510,939       1,746,418     1,507,051
                                    -------------      -------------  --------------  ------------
Total costs and expenses                6,178,936          5,588,305      19,048,889    16,661,182
                                    -------------      -------------  --------------  ------------
Income from operations                    869,417            942,512       2,962,602     2,043,240
                                    -------------      -------------  --------------  ------------
Other expense:
   Interest expense                       (90,502)           (65,863)       (225,812)     (201,160)
   Other income (expense), net              6,142            (12,962)         22,726       (16,631)
                                    -------------      -------------  --------------  ------------
Net income before income taxes            785,057            863,687       2,759,516     1,825,449
    Income tax provision                 (322,914)          (360,770)     (1,114,435)     (727,884)
                                    -------------      -------------  --------------  ------------
Net income                          $     462,143      $     502,917  $    1,645,081  $  1,097,565
                                    =============      =============  ==============  ============
Net income per share-basic          $        0.08      $        0.10  $         0.30  $       0.21
                                    =============      =============  ==============  ============
Weighted average number of
shares-basic                            5,598,556          5,259,628       5,433,225     5,259,628
                                    =============      =============  ==============  ============
Net income per share-diluted        $        0.08      $        0.09  $         0.30  $       0.20
                                    =============      =============  ==============  ============
Weighted average number of
shares-diluted                          5,608,673          5,414,817       5,443,343     5,414,817
                                    =============      =============  ==============  ============


                        See notes to financial statements

                 Consolidated Statements of Comprehensive Income

                                   (Unaudited)

                                            Three Months Ended             Nine Months Ended
                                                 July 31                        July 31,
                                         --------------------------    --------------------------
                                            2005           2004           2005            2004
                                         ----------      ----------    ------------  ------------
Net income                               $  462,143      $  502,917    $  1,645,081  $  1,097,565
Other comprehensive income
Foreign currency exchange                   (46,858)         (7,564)        (39,179)        9,677

Reclassification adjustment for cash
flow hedge losses included in net
income, net of tax                              418           7,091           5,641        21,028
Change in fair value of cash flow
hedge, net of tax                            12,543           1,578          20,441        (3,552)
                                         ----------      ----------    ------------  ------------
Comprehensive income                     $  428,246      $  504,022    $  1,631,984  $  1,124,718
                                         ==========      ==========    ============  ============


                        See notes to financial statements

                     Mikron Infrared, Inc. and Subsidiaries
                      Consolidated statements of cash flows
                                   (Unaudited)

                                                                              Nine Months Ended July 31
                                                                           ------------------------------
                                                                               2005               2004
                                                                           -----------        -----------
Cash flows from operating activities:
   Net income                                                              $ 1,645,081        $ 1,097,565
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                              185,185             77,640
     Amortization                                                               97,767             97,767
     Deferred income tax (benefit) expense                                    (139,082)            (2,061)
     Loss on sale of equipment                                                 (17,901)
     Increase minority interest                                                      -              5,067
Changes in assets and liabilities, net of effect of acquisition-
     Decrease in accounts receivable                                           947,154             66,344
     (Increase) in inventories                                                (352,302)          (893,045)
     Decrease in prepaid and other current assets                               12,937             88,168
      (Increase) decrease in other assets                                        3,890             (1,740)
     Increase in pension liability                                             (20,555)            49,176
     Increase (decrease) in accounts payable and accrued liabilities          (927,298)             7,950
Net cash provided by operating activities                                    1,434,876            592,831
Cash flows from investing activities:
   Acquisition of business, net of cash acquired                                     0            (57,717)
   Proceeds from the disposal of fixed assets                                   33,879            108,124
   Purchase of property and equipment                                         (425,878)           (91,837)
                                                                           -----------        -----------
   Net cash used in investing activities                                      (391,999)           (41,430)
                                                                           -----------        -----------
Cash flows from financing activities:
   Repayment of line of credit, net                                                  -           (115,989)
   Proceeds from stock options                                                 476,065                  -
   Tax benefit on exercised stock options                                      657,670
   Payments of notes payable to related parties                             (1,257,868)                 -
   Principal payments on long term debt                                     (1,290,715)          (273,671)
                                                                           -----------        -----------
Net cash (used in) provided by financing activities                         (1,414,848)          (389,660)
                                                                           -----------        -----------
Currency effects on cash                                                       (39,179)             9,213
                                                                           -----------        -----------
Net increase in cash and cash equivalents                                     (411,150)           170,954
Cash and cash equivalents, beginning of period                               1,466,098            825,225
                                                                           -----------        -----------
Cash and cash equivalents, end of period                                   $ 1,054,948           $996,179
                                                                           ===========        ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $   140,034        $   123,961
                                                                           ===========        ===========
   Cash paid for income taxes                                              $   229,108        $   262,766
                                                                           ===========        ===========

                        See notes to financial statements

                   Notes to Consolidated Financial Statements

                                  July 31, 2005
                                   (Unaudited)

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

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of July 31, 2005 and the results of operations and cash flows for the three and nine month periods ended July 31, 2005 and 2004. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

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

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. We believe that there had been no impairment of our long-lived assets at July 31, 2005.

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

If compensation expense for our stock options were recognized based on their fair value as prescribed in SFAS 123, the impact on net income and earnings per share would be as follows:

                                             Three Months                    Nine Months
                                                Ended                           Ended
                                               July 31,                        July 31,
                                               --------                        --------
                                          2005           2004            2005             2004
                                          ----           ----            ----             ----
Net income, as reported                 $462,143      $502,917        $1,645,081      $1,097,565
Less fair value of stock options          67,680         1,381            68,380         137,483
                                          ------         -----            ------         -------
Pro forma                               $394,463      $501,536        $1,576,701        $960,082
                                        ========      ========        ==========        ========

Net income per common share
   As reported, basic                      $0.08         $0.10             $0.30           $0.21
   As reported, diluted                     0.08          0.09              0.30            0.20
   Pro forma, basic                         0.07          0.10              0.29            0.18
   Pro forma, diluted                       0.07          0.09              0.29            0.18

On July 14, 2005 the Company granted a fully vested five year option to purchase 25,000 shares of common stock to its new independent director. The option is exercisable at $6.86 per share.

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

On June 30, 2005 we terminated our interest rate swap early at no additional cost. We have not entered into any other derivative contracts.

5.       Inventory

The components of inventories at July 31, 2005 are as follows:

    Materials and parts                $3,127,979
    Work-in Process                     1,092,003
    Finished Goods                      2,974,731
                                        ---------
                                       $7,194,713

6.       Intangible Assets

The components of intangible assets at July 31, 2005 are as follows:

                                                       Cost       Amortization
                                                    ---------     ------------
Deferred financing costs                              $91,070          $80,951
Customer lists                                      1,000,000          275,000
                                                    ---------     ------------
Total intangibles subject to amortization           1,091,070          355,951
Trade names                                         1,800,000                -
                                                    ---------
Total intangible assets                            $2,891,070         $355,951
                                                   ==========     ============

Amortization of customer lists and deferred financing costs was $32,589 for the three months ended July 31, 2005 and July 31, 2004. The amortization of customer lists and deferred financing costs were $97,767 for the nine months ended July 31, 2005 and July 31, 2004. Amortization will continue until December 2005 at approximately $130,000 per year, it will then be approximately $100,000 for the subsequent seven years, until November 2012.


7.       Long Term Debt

Long term debt as of July 31, 2005 consists of the following:
         A revolving credit facility (the "Facility") with a bank,
         collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron
         Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at July 31, 2005 was 5.25%. The Facility
         has a maturity date of November 20, 2007.                                    1,000,000

         Principal amount of a loan from a bank collateralized by pledges of all of the share capital of the company's European subsidiaries and the unconditional guarantee of the Company (the "Bank Loan"). The rate is EURIBOR plus 2.5% and the maturity date is September 30,
         2006. The rate at July 31, 2005 was 4.62%.                                     379,032

         Various term loans with interest rates between 5% and 5.22% and various
         maturity dates between August 30, 2008 and September 30, 2011.                 182,800
                                                                                     ----------

                                                                                      1,561,832
Less current portion                                                                    355,204
                                                                                     ----------
                                                                                     $1,206,628

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of July 31, 2005, we were in compliance with all covenants.

8.       Segment information

Management reviews its domestic and European operations to evaluate performance and resources. Management has aggregated its operations into one industry segment. Geographic information is as follows:

                                           Three Months            Nine Months         Three Months       Nine Months
                                              Ended                   Ended               Ended              Ended
                                             July 31,                July 31,            July 31,           July 31,
         Revenues                              2005                   2005                 2004               2004
         --------                           ----------             -----------          ----------         -----------
         Domestic                           $3,789,988             $12,174,482          $3,966,560         $11,006,767
         European                            3,258,365               9,837,009           2,564,257           7,697,655
                                            ----------             -----------          ----------         -----------
                                            $7,048,353             $22,011,491          $6,530,817         $18,704,422
                                            ==========             ===========          ==========         ===========

                                            At July 31,
         Long-lived Assets                     2005
         -----------------                  ----------
         Domestic                           $7,128,944
         European                            5,923,171
         Elimination                        (6,453,622)
                                            ----------
                                            $6,598,493

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

Results of Operations

Nine Months Ended July 31, 2005 Compared To Nine Months Ended July 31 2004
--------------------------------------------------------------------------

Total revenues for the nine months ended July 31, 2005 were $22,011,491, which represented an 18% increase over total revenues of $18,704,422 for the nine month period ended July 31, 2004. The increase can be primarily attributed to increased sales volume and the effects of currency exchange fluctuations upon those sales.

Our sales from Domestic Operations for the nine months ended July 31, 2005 were $12,174,482, which represented a 11% increase over Domestic Operations sales of $11,006,767 for the nine months ended July 31, 2005. The increase can be attributed primarily to increased sales volume in our single point products and to a lesser degree to our thermal imaging business.

Our sales from IMPAC Operations for the nine months ended July 31, 2005 were $9,837,009 which represented a 28% increase over IMPAC Operations sales of $7,697,655 for the nine months ended July 31, 2005. The increase can be attributed primarily to an increase in sales volume of single point products imported to the United States, and to a lesser degree, to export sales to countries other than the United States.

Our cost of sales for the nine months ended July 31, 2005 was $10,026,068 (45.5% of sales) compared to $8,805,214 (47.1% of sales) for the same period in fiscal 2004. The improvement in the cost of sales as a percentage of total sales is due primarily to product mix and volume.

Selling, general and administrative expenses were $7,276,403 for the nine months ended July 31, 2005 compared to $6,348,917 for the same period in fiscal 2004. The $927,000 increase was due primarily to:

      o an increase of $511,000 in compensation due to an increase in staff and annual raises,

      o     an increase of $187,000 in marketing and promoting products

      o     an increase of $106,000 for Sarbanes Oxley compliance and

      o     an increase of $55,000 in travel due to an increase in business.

Research and development expenses increased for the nine months ended July 31, 2005 to $1,746,418 from $1,507,051 for the same quarter in 2004. The $239,000 increase was due primarily to:

      o an increase in compensation costs of $165,000 due to an increase in staff and annual raises,

      o     an increase of $28,000 in research and development materials,

      o     an increase of $22,000 in travel expenses.

Our income from operations for the nine months ended July 31, 2005 was $2,962,602 compared to $2,043,240 for the comparable period in fiscal 2004. The 45% increase is due to the reasons discussed above.

Our interest expense for the nine months ended July 31, 2005 was $225,812 compared to $201,160 for the same period last year. Interest expense increased because of interest assessed with respect to our European tax obligations. This increase was partially offset by less interest expense on our credit facilities due to a lessening of our debts.

Our net income before the provision for income taxes for the nine months ended July 31, 2005 was $2,759,516 compared to $1,825,449 for the comparable period in fiscal 2004. The 51% increase is due to reasons stated above.

Our effective tax rate for the nine month periods ended July 31, 2005 and July 31 2004 was 40%.

Our net income for the nine months ended July 31, 2005 was $1,645,081 compared to $1,097,585 for the comparable period in fiscal 2004. The 50% increase in net income was primarily due to the 18% increase in sales and our efforts to minimize costs.

Three Months Ended July 31, 2005 Compared To Three Months Ended July 31, 2004
-----------------------------------------------------------------------------

Total revenues for the three months ended July 31, 2005 were $7,048,353, which represented an 8% increase over total revenues of $6,530,817 for the quarter ended July 31, 2004. The increase can be primarily attributed to increased sales volume. Currency differences between the third quarter this year and the same quarter last year had a minimal effect on sales.

Sales from Domestic Operations for the three months ended July 31, 2005 were $3,789,988, which represented a 4% decrease from Domestic Operations sales of $3,966,560 for the quarter ended July 31, 2004. The decrease was due primarily to a delay in the introduction of a new thermal imaging camera due to a supplier problem which has since been corrected, partially offset by increased sales volumes of single point units.

Our sales from IMPAC operations for the three months ended July 31, 2005 were $3,258,365, which represented a 27% increase over IMPAC Operations sales of $2,564,257 for the quarter ended July 31, 2004. The increase can be attributed primarily to a volume increase of sales of single point instruments.

Our cost of sales for the three months ended July 31, 2005 was $3,208,397 (45.5% of sales) compared to $2,925,575 (44.8% of sales) for the same period in fiscal 2004. The increase in the cost of sales as a percentage of total sales was due primarily to product mix.

Selling, general and administrative expenses were $2,434,477 for the three months ended July 31, 2005 compared to $2,151,791 for the same period in fiscal 2004. The $283,000 increase was due primarily to:

      o an increase in compensation costs of $207,000 due to an increase in staff and annual raises, and

      o     an increase in Sarbanes Oxley costs of $56,000

Research and development expenses increased for the quarter ended July 31, 2005 to $536,062 from $510,939 for the same quarter in 2004.

Our income from operations for the three months ended July 31, 2005 was $869,417 compared to $942,512 for the comparable period in fiscal 2004. The 8% decrease was due to a temporary decline in sales attributable to the late introduction of a thermal imaging camera that resulted from late delivery of materials from a vendor. This supplier problem was rectified at the end of the third quarter. We expect that, during the fourth quarter of fiscal 2005, we will reduce to historically normal levels the thermal imaging backlog that built up in the third quarter of fiscal 2005 as a result of our inability to ship that new thermal imaging camera.

Our interest expense for the three months ended July 31, 2005 was $90,502 compared to $65,863 for the same period last year. Interest expense increased because of interest assessed with respect to European our tax obligations. This increase was partially offset by less interest expense on our credit facilities due to a lessening of our debts.

Our net income before the provision for income taxes for the three months ended July 31, 2005 was $785,057 compared to $863,687 for the comparable period in fiscal 2004. The 9% decrease is due to reasons stated above.

Our effective tax rate for the three months ended July 31, 2005 was 41%. Our effective tax rate in the three months ended July 31, 2004 was 42%.

Our net income for the three months ended July 31, 2005 was $462,143 compared to $502,917 for the comparable period in fiscal 2004. The 8% decrease in net income was due to the reasons stated above.

Liquidity and Capital Resources

At July 31, 2005, we held $1,054,948 in cash and we had $4,123,947 in accounts receivable. The decrease in cash of $411,150 since October 31, 2004 resulted from cash from operations of $1,434,876 offset by a use of $1,414,848 in cash in financing activities, our use of $391,999 of cash in investing activities and currency effects on cash of $39,179.

Our working capital at July 31, 2005 was $9,300,467 as compared to $9,410,045 at year-end October 31, 2004.

As of July 31, 2005, we had an additional $2,673,000 of available credit under the Facility. In addition, we have unused lines of credit in Europe which amount to approximately $625,000.

Forward-Looking Statements

Some of the statements made in this Form 10-QSB are forward-looking in nature, including but not limited to general and market-specific economic and business conditions, both nationally and internationally; fluctuations in our quarterly and annual operating results which make it difficult to predict our future performance our acquisition opportunities and our ability to integrate acquisitions; our expectations and estimates concerning future financial performance; our ability to obtain sufficient supplies of critical components; our ability to respond to the rapid technological change in the intense markets for thermal imaging products in which we compete; our ability to successfully introduce new or enhanced products; financing plans and the impact of competition; economic and other disruptions and uncertainties resulting from the post-9/11 war on terrorism, including military action such as the conflict in Iraq, new terrorist attacks, actual or threatened, and related political events; and anticipated trends in our business. The occurrence of the events described, and the achievement of the intended results are subject to the future occurrence of certain events and scientific results, some or all of which are not predictable or within our control. Therefore, actual results may differ materially from those anticipated in any forward-looking statements.

Item 3.      Controls and Procedures

The Company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K

        a.  Exhibits

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB for the Quarter ended July 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

September 13, 2005

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