Form 10KSB
period 2005-10-31
MIKRON INFRARED INC
filed 2006-01-24
CIK 787809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-KSB

ANNUAL OR TRANSITIONAL REPORT
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-15486

MIKRON INFRARED, INC.
(Exact Name Of Registrant As Specified In Its Charter)

NEW JERSEY	22-1895668
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.)

16 THORNTON ROAD, OAKLAND, NJ	07436
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (201) 405-0900

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, one-third cent par value	Nasdaq Small-Cap Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

Revenues for the most recent fiscal year were $30,015,811

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 26, 2006, based upon the average high and low prices of such stock on that date was $37,561,227. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

5,588,556 shares of the registrant's common stock were outstanding as of January 23, 2006.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I

Item 1. Description of Business

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

•	lenses, mirrors or a fiber optic assembly for focusing on the object and collecting incoming infrared radiation in the form of photons,

•	a detector which converts the infrared radiation emitted from the surface of the focused object into an electrical signal,

▪	in the case of our single point infrared thermometers, the detector is a single element sensitive to incoming photons,

▪	in the case of our two-color infrared thermometers, two detectors are employed which measure and ratio the intensities of two adjacent wave lengths, and

▪	in our thermal imaging systems, the detector is a matrix - called a focal plane array - of rows and columns of elements sensitive to the incoming photons,

•	electrical circuitry, a microprocessor with firmware, an LED or LCD display,

•	protective housings for these components, and

•	communication software for data recording and manipulation.

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

We design and manufacture the most complete line of blackbody sources for the calibration of infrared thermometers, thermal imaging systems, radiometers and spectrometers. The source temperature capabilities of our blackbody sources range between minus 40° C - 3,000° C (minus 4° F - 5,430° F). This line of products has garnered for us a worldwide reputation of excellence for its accuracy and reliability and has made us a recognized leader in this field.

We also design, assemble and/or market accessories and optional equipment for our infrared thermometers, such as our Infracouple® infrared temperature sensors, lenses, fiber optic assemblies, calibration equipment, mounts, protective jackets and cases, batteries, chargers and camera adapters.

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

In May 2000, we acquired all of the issued and outstanding shares of the common stock of E2T, a privately held California corporation. In 1974, E2T began developing and manufacturing non-contact infrared temperature measurement devices for use in many different industries and applications, such as chemical, petrochemical and petroleum refineries, hazardous waste incinerators, furnaces, rotating kilns, high temperature reactors, glass plants, pulp mills and steel mills. In fiscal year 2002, we merged E2T into our company. Our E2T line of industrial infrared temperature sensors and controllers are capable of measuring temperatures ranging from ambient to 5,000° F with response times as fast as 1 millisecond.

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

•	would not license the four products to anyone else;

•	would cease manufacturing and selling the four products at a mutually agreed upon time; and

•	could revoke the license if we failed to sell at least $300,000 of licensed products per year.

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

In November 2002 through Mikron Europe GmbH, or Mikron Europe, a German subsidiary, we purchased:

•  IMPAC Electronic GmbH, or IMPAC,

•  Infra sensor Spezialpyrometer GmbH, or Infra sensor,

•  INFRAPOINT Messtechnik GmbH, or Infrapoint,

•  IMPAC FRANCE Sarl, or IMPAC France and

•  IMPAC Infrared LTD, or Infrared,

•  And 90% of the outstanding share capital of IMPAC Systems GmbH, or Systems, which we refer to throughout this Report, together with IMPAC, Infra sensor, Infrapoint, IMPAC France, and Infrared, as the IMPAC Companies.

The IMPAC Companies, which are headquartered in Frankfurt am Main, Germany, and which have satellite operations in Dresden, Saalfeld, Magdeburg, Warrington, England, and Erstein, France, are ISO 9001 certified manufacturers and sellers of infrared thermometer calibration sources and non-contact single point temperature measurement devices. IMPAC, together with its predecessor company, has been in business since 1958, and has customer installations worldwide. The IMPAC Companies manufacture and sell various models of portable and fixed infrared thermometers that have been engineered for non-contact measurement of temperatures ranging from minus 32° C to 3,500° C in more than 1,500 industrial applications, portable contact temperature measurement devices covering the range between minus 200° C and 1,300° C and blackbody calibration sources. The IMPAC Companies sell their products under the impac®, Infratherm® and Tastotherm® registered brand names through a direct sales force in Germany, through sales offices maintained by IMPAC France in France and by Infrared in Great Britain, and throughout the rest of the world via a network of sales representatives.

In October 2004 we purchased the remaining 10% of Systems.

In October 2005 we acquired the net assets ($39,000) of IMPAC Infrarood Benelux, B.V, or Infrarood, located in Krimpen, Netherlands for $200,000. The balance of the purchase price was allocated to Infrarood’s customer list and will be amortized over the five year period ending in fiscal 2010. Infrarood is a sales and service office. It offers the full range of IMPAC and Mikron products.

As used throughout this Report, the terms, “the Company,” “we,” “us” and “our” mean, as the context may require, Mikron Infrared, Inc. considered by itself, or taken together with one or more of its subsidiaries.

Engineering

Implementing a systems approach for thermal process applications requires full knowledge of a customer’s applications. We have a full staff of engineering and software specialists available for the design and development of comprehensive turn-key systems for difficult applications.  Experience in many different thermal applications underlies our ability to quickly design and deliver specialized software and custom instrument configurations.  We supply a fully configured system to meet customer requirements, including the following:

•	Infrared thermometers or thermal imaging cameras and associated protective equipment,

•	data processing software, from existing modules in our extensive library or through custom software development,

•	integration with other devices in the process or other systems

•	communications links

•	startup and training

Our Product Line

The following discussion identifies the various components of our lines of infrared thermometers, thermal imaging systems, contact temperature measurement devices and black body calibration sources. It also describes the material characteristics or features of each of those products, and typical industrial applications for which each of those products is suited.

Products

Our products are divided into three broad categories --— single and dual point infrared temperature sensors, thermal imaging systems and black body calibration sources. These broad categories can be subdivided into smaller categories which are listed below.

Single and Dual Point Sensors -- Fixed Mount

We have a wide selection of industrial mount non-contact temperature sensors to fill any need. The product range include products that have some or all of the following features:

•	Low cost,
•	Compact models,
•	Highly advanced fiber optic and two color instruments,
•	Flexible single color non-contact pyrometers, and
•	High speed ultra precision digital units with multi-channels.

The markets for this group of products are companies looking for solutions in a range of -40O to 3,500 OC, in applications that include but are not limited to:

•	Combustion Furnace and Power Plants,
•	Furnace and High Flames,
•	Glass Surfaces,
•	Hazardous Areas,
•	Low Reflective Materials,
•	Metals Composites,
•	Molten Glass,
•	Petrochemicals and Refineries,
•	Plastics and Thin Films, and
•	Semiconductors.

Single and Dual Point Sensors -- Portable

Our portable infrared thermometers are lightweight, hand held and are the ideal general purpose instruments for non-contact temperature measurement. They are used most often in the areas of preventative maintenance, quality assurance and short term process monitoring.

The markets for this group of products are companies looking for solutions in a range of -50O to 3,000 OC, in applications that include but are not limited to:

•	Air Conditioning,
•	Aerospace,
•	Circuit Boards,
•	Electrical Hot Spots,
•	Furnace and High Flames,
•	Glass Surfaces,
•	Motor Bearings and Cases,
•	Refrigeration, and
•	Roofing.

Thermal Imaging - Portable

We offer a variety of highly sophisticated thermal imaging systems for a wide range of applications which allow the user to see the temperature gradient of the entire surface rather than a single point.

The markets for this group of products are companies looking for solutions in a range of -50O to 3,000 OC, in applications that include but not limited to:

•	Air Conditioning,
•	Aerospace,
•	Circuit Boards,
•	Electrical Hot Spots,
•	Furnaces and Hot Flames,
•	Moisture Detection and Energy Audits,
•	Motor Bearings and Cases,
•	Refrigeration,
•	Roofing,
•	Semiconductors, and
•	Thermography

Thermal Imaging - Fixed

Implementing a systems approach for thermal process applications, we offer line cameras and high resolution near infrared imagers.

The markets for this group of products are companies looking for solutions in a range of -50O to 3,000 OC, in applications that include but are not limited to:

•	Aerospace,
•	Biomedical,
•	Ceramics,
•	Chemical,
•	Glass surfaces,
•	Gypsum,
•	Paper,
•	Plastics and Thin Films,
•	Semiconductors,
•	Steel Industry. and
•	Webs.

Blackbody Calibration Sources

We offer the widest selection of blackbody calibration sources providing high emissivity, fast slew rates and unparalleled accuracies. They are essential for checking accuracy of infrared temperature sensors, spectral radiometers, infrared thermal imaging equipment, optical pyrometers, emissivity/reflectivity determination, heat flux meters, etc.

The markets for this group of products are companies looking for solutions in a range of -40O to 3,000 OC, in applications that include but are not limited to calibration and research.

Principal Markets, Marketing And Customers

Our infrared thermometry products and accessories are used industrially

•	in manufacturing processes to measure the process temperature of metals, wood, plastics, paper, textiles, rubber, glass, ceramics, food and chemicals;

•	by original equipment manufacturers;

•
for condition monitoring and preventative and predictable maintenance purposes to check temperatures of kiln walls, heat exchangers, boilers, engines, compressors, transmissions, bearings, gears, pumps, steam lines and traps, transformers, electrical switch gear and heat loss prevention; and

•	for quality control to test the temperature and integrity of electronic equipment, electrical components and circuitry, insulation, and cooling and heating systems.

We also try to expand the sales of our products into a variety of non-industrial markets including, among others, scientific research laboratories.

Our products are sold through a network of approximately 120 independent sales representatives worldwide. The sales activities of our sales representatives are coordinated by 32 of our employees who are also directly responsible for the balance of our sales. We promote our products through printed advertisements in selected industrial and trade journals. We also promote our products by participating in national and international trade shows.

During each of the fiscal years ended October 31, 2005 and 2004 we had approximately 2,200 customers, none of which accounted for more than 10% of our sales. The loss of any single customer would not have a materially adverse effect on our business or financial condition.

In fiscal 2005, approximately 25% of our Domestic Operations sales were made to customers outside of the United States as compared to approximately 24% in fiscal 2004. Our sales activities outside the United States could subject us to certain additional risks, including currency controls and fluctuations, and the possibility of tariff, import and other related restrictions and regulations. However, we do not believe that we will experience significant difficulties related to these foreign business risks.

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

During fiscal 2005 and 2004, we purchased approximately 15% and 20%, respectively, of our raw materials from a single supplier. If we had to replace this supplier due to an unforeseen or unforeseeable event, it is likely that our business would be materially disrupted until we did so. In order to reduce the risks associated with a loss of this supplier, we entered into a renewal of our agreement with it that will remain in effect until 2008.

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

Research and Development

We conduct product development activities to increase the size of our available market through broader product offerings and to reduce the cost of our products. We believe this results in more competitive pricing and better operating margins. For the past six years, our research and development activities have been primarily devoted to the development of new infrared thermometry products, as well as the adaptation and enhancement of existing products for new applications.

We believe that our ability to maintain a technological edge in infrared technology and to achieve early market entry with new infrared thermometry products are critical factors to our business. During fiscal 2005, we increased R&D expenditures by approximately 19% over our R&D expenditures in fiscal 2004. We perform research and development in the United States and in Europe. It is our intention to maintain our commitment to research and development at or above our current levels of expenditure, provided that our revenues continue to justify the allocation of our financial resources in that way. Most of the new products that we have introduced over the last several years were a direct outgrowth of our research and development program. See “Current Product Offerings.”

Intellectual Property

Four US patents have been issued to us covering technology related to our infrared thermometry products. None of these patents was material to our overall business. At the present time, we have two US patent applications pending relative to our thermal imaging technology. We can not give our investors any assurance that,

•	these applications, or any others that we may file, will be issued,

•	if issued, the patents we receive will provide an adequate measure of protection against a competitive technology which does not employ the technology protected by our patents,

•	any patent issued to us would withstand review and be held valid by a court of competent jurisdiction or

•	any other products that we may develop will be patentable.

The protection of proprietary technology and information which we have developed or may in the future develop will be limited primarily to the protections available under applicable trade secret or copyright laws, or under any confidentiality agreements which we may enter into. We have registered or applied for registration of various trademarks and trade names for certain of our products. We believe that those trademarks and trade names are valid, enforceable and do not infringe anyone else’s trade names and trademarks. However, we cannot give any of our investors any assurances in any of those regards.

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

Mikron®, IR-Man®, Pyrovision® Infracouple® and Spyglass® are trademarks which we have registered with the United States Patent and Trademark Office. Tastotherm®, impac®, Infrawin®, Infratherm®, Infrapoint®, Infrasensor®, and UPP® are trademarks that the IMPAC Companies have registered in various European countries.

Employees

As of October 31, 2005, our staff was comprised of 140 people, virtually all of whom were full time. Of that total number of employees, 25 were engaged in design engineering and research and development, 55 were in manufacturing and production, 32 in marketing and sales, and 28 in general office and administration. The employees of IMPAC are represented by a Workers Council. None of our other employees is represented by a union. We have not experienced any strikes or work stoppages and, our management is of the opinion that we have good working relations with our employees.

Certain Contractual Arrangements

In March 1998, we entered into a sales representation agreement with Anritsu Meter Co., Ltd., or Anritsu. Pursuant to the agreement, we were granted the exclusive right, except as to Anritsu, to promote and sell Anritsu products in North America. The agreement had an initial five-year term with a one-year notice period for termination thereafter. Neither party has exercised its right to terminate the agreement. Our management believes the termination of the agreement would not have a material adverse effect on our business or our financial condition. Anritsu manufactures a full line of lower cost contact temperature probes, indicators and calibrators.

In April 2002, we entered into an agreement with Quantum Logic Corporation. This 10-year agreement grants a worldwide license to us to manufacture and sell laser/microcomputer infrared thermometers using their patented laser technology. If we do not achieve revenues of at least $300,000 per year from the sale of products incorporating Quantum Logic’s technology, Quantum Logic has the right to terminate its license. We did not satisfy that minimum annual sales requirement during fiscal year ended October 31, 2005 nor fiscal year ended October 31, 2004. However, Quantum Logic has not exercised its right to withdraw its license. We cannot give our investors any assurance that we will be able to satisfy that minimum annual sales requirement during fiscal 2006 or any future years. We also cannot assure our investors that Quantum Logic will not exercise its rights to terminate the license. Our management believes that neither our failure to achieve the minimum annual sales requirement to sustain our right to keep the license, or Quantum Logic’s termination of that license would have a material adverse effect on our business or our financial condition.

For many years, we have enjoyed a mutual product distribution relationship with NEC San-Ei Instruments Ltd., or NEC. The currently in force agreements governing that relationship provide that

•  NEC has the exclusive right to distribute in Asia and Australia all thermal imaging products and software that we manufacture;

•  NEC has the non-exclusive right to distribute in portions of Central America, South America, the Caribbean Islands and the Middle East all thermal imaging products and software that are jointly designed and manufactured by us and any joint venture partner;

•  We have the exclusive right to distribute in the United States, Canada and Mexico various thermal imaging products manufactured by NEC; and

•  We have the non-exclusive right to distribute in portions of Central America, South America and the Caribbean Islands various other thermal imaging products manufactured by NEC.

Forward-Looking Statements

Some of the statements made in this Form 10-KSB are forward-looking in nature, including but not limited to our business strategy, marketing assumptions, product development, plans concerning the commercialization of products, risks associated with demand for and market acceptance of existing and newly developed products as to which we have made significant investments, general economic and industry conditions; competitive products and pricing pressures and increased pricing pressures from our customers. The occurrence of the events described, and the achievement of the intended results are subject to the future occurrence of certain events and scientific results, some or all of which are not predictable or within our control. Therefore, actual results may differ materially from those anticipated in any forward-looking statements. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Description of Property

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

We have renewed our Oakland, New Jersey lease for the five year period which commenced on December 1, 2005. Our renewed lease provides for our occupancy of approximately 32,000 square feet at a fixed rent of approximately $240,000 per year payable in equal monthly installments. The lease also requires us to pay real estate taxes, insurance, maintenance and other operating expenses. The sublease of 10,000 square feet was not renewed.

We also maintain sales offices in Hancock, Michigan and in Ventura, California with annual lease payments for both locations totaling approximately $46,000.

The IMPAC Companies lease seven facilities in Europe. The following table describes the location, principle uses and annual costs of those facilities:

Company	Location	Principle Purposes	Annual Cost
IMPAC	Frankfurt, Germany	Administration, Manufacturing, Research and Development, Sales, and Warehousing	$293,000
Infra sensor	Magdeburg, Germany	Administration, Manufacturing, Research and Development, and Warehousing	41,000
Infrared	Warrington, England	Sales	9,000
Infrapoint	Saalfeld, Germany	Administration, Manufacturing, Sales, and Warehousing	26,000
IMPAC France	Erstein, France	Sales and Warehousing	13,000
IMPAC	Hattington, Germany	Sales	4,000
Systems	Dresden, Germany	Research and Development, Sales	16,000

IMPAC entered into a new six year lease of its Frankfurt premises effective March 1, 2006 at a fixed rent of approximately $249,000 per year payable in equal monthly installments. The lease also requires IMPAC to pay operating expenses and heat.

Item 3. Legal Proceedings

We are not a party, and our property is not subject to any pending material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “MIKR.” The following table sets forth the range of high and low prices for our common stock as reported by the SmallCap Market for the last two fiscal years and through January 23, 2006 of the first quarter of fiscal 2006. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions:

Fiscal Years
	Low	High
2006:
First Quarter through January 23, 2006	$5.46	$7.80

2005:
First Quarter	$4.38	$15.80
Second Quarter	$5.58	$9.48
Third Quarter	$6.35	$9.49
Fourth Quarter	$5.39	$7.52

2004:
First Quarter	$5.05	$7.40
Second Quarter	$3.75	$8.45
Third Quarter	$3.40	$4.75
Fourth Quarter	$3.54	$4.90

On January 23, 2006, the closing price quotation for our common stock was $6.61. We believe that our common stock is held of record by approximately 100 persons, including several brokerage firms holding shares in street name for more than 400 beneficial owners.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Report. See also “Business.”

Acquisition of IMPAC Companies

In order to provide greater understanding of the effects of the operations of the IMPAC Companies upon our overall financial performance, we have disclosed, where we have deemed it appropriate to do so, the results attributable to our operations separately from those of the IMPAC Companies. In those cases, we have used the phrases

•
“Domestic Operations” to refer to the operations of our Company (excluding the IMPAC Operations) in the United States, whether or not those operations pertained to sales made to customers located inside or outside of the United States; and

•	“IMPAC Operations” to refer to operations of the IMPAC Companies, whether or not those operations pertained to sales made to customers of the IMPAC Companies located in Europe or elsewhere.

Results of Operations

Year Ended October 31, 2005 Compared To Year Ended October 31, 2004

Net sales for the fiscal year ended October 31, 2005 were $30,015,811 as compared to sales of $26,017,127 for the fiscal year ended October 31, 2004. The 15% increase in sales was due to a 30% increase in sales volume by our IMPAC Operations and an 11% increase in sales volume by our Domestic Operations.

Our gross profit as a percentage of net sales, or gross margin, for fiscal 2005 was 54.1% compared to 52.6% for fiscal 2004. This increase was due primarily to product mix and a fuller absorption of manufacturing overhead.

Selling, general and administrative expenses, or SG&A, consist primarily of expenses associated with the marketing and sale of our products, along with general and administrative expenses. During fiscal 2005, our SG&A was $9,653,190 as compared to $8,482,091 in fiscal 2004. The 14% increase was primarily due to:

• Compensation expense due to increased staffing	$666,000,
• Advertising and promotion	$226,000,
• Sarbanes Oxley expense	$137,000, and
• Professional fees	$67,000.

Research, development and engineering expenses consist primarily of the salaries of our research and development personnel, and other expenses associated with new product development and enhancements to existing product lines. In fiscal 2005, research, development, and engineering expenses were $2,483,434 as compared to $2,076,421 for fiscal 2004. The 20% increase was primarily due to

• Compensation expense due to increased staffing	$201,000,
• Professional fees pertaining to new product development	$100,000, and
• R&D materials	$54,000.

We expect our research and development investment to provide innovative products. However, we cannot give our investors any assurances that we will be successful in that regard.

Our income from operations for fiscal 2005 was $4,102,691 compared to $3,125,215 for fiscal 2004. The 31% increase was due primarily to increased sales, and an increase in gross margin offset by an increase in operating expenses.

Interest expense was $195,934 in fiscal 2005 as compared to $292,428 for fiscal 2004. This decrease in interest expense is a direct result of the reduction of the long term debt we incurred to finance the acquisition of the IMPAC Companies.

Primarily as a result of a loss relating to currency exchange rates, we incurred other expense of $11,817 in the fiscal year ended October 31, 2005 as compared to other income of $52,855 for the fiscal year ended October 31, 2004.

Our effective income tax rate in fiscal 2005 was 38.5% compared to 37.9% in fiscal 2004.

Our fiscal 2005 net income per share-basic was $0.44 compared $0.34 per share for fiscal 2004.

Liquidity and Capital Resources

As of October 31, 2005, we held cash, cash equivalents and short-term investments of $1,305,541 as compared to $1,466,098 at October 31, 2004. Our working capital increased to $9,958,805 at October 31, 2005 from $9,409,744 at October 31, 2004. The increase in our working capital was primarily due to the income we earned in 2005. A portion of our excess cash was utilized to pay down our long term debt.

Our net cash provided by operating activities for the year ended October 31, 2005 was $1,927,536 primarily due to net income of $2,394,824, and a decrease in accounts receivable of $439,734. These sources of cash were offset primarily by uses of $869,655 of our cash to increase inventory, and a $331,959 aggregate decrease in accounts payable and accrued liabilities.

Cash used in investing activities was $632,143, which was attributable primarily to capital expenditures for new equipment.

Cash used in financing activities was $1,377,276 for the year ended October 31, 2005, comprised primarily of repayment of long term debt and lines of credit aggregating $2,436,555 offset by cash from the tax benefit of exercised stock options of $583,214, and cash proceeds from stock options exercised of $476,065.

We have a $4,000,000 revolving credit facility provided by Bank of America, NA. Under that facility, funds may be borrowed at LIBOR plus 150 basis points through November 20, 2007. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable, inventory, and net plant, property and equipment. The credit facility is collateralized by a security interest in all of our assets in the United States, and a pledge of 65% of the share capital of Mikron Europe. The agreement governing the credit facility

•	contains restrictions that require us to maintain certain financial ratios as well as restrictions on the payment of cash dividends,

•	requires monthly payments of interest and

•	provides for the payment of all unpaid principal on November 20, 2007.

At October 31 2005, there was $1,300,000 outstanding under our credit facility, with approximately $2,700,000 available based on our collateral and subject to the borrowing limit of the facility. In addition, we have unused lines of credit in Europe which amount to approximately $603,150.

At October 31, 2005, the Company’s contractual obligations and commitments to make future payments were, as follows:

PAYMENT DUE BY FISCAL YEAR

	TOTAL	2006	2007	2008	2009	2010	FUTURE
Long term debt obligations	$1,451,762	$49,543	$52,129	$1,350,090	$0	$0	$0
Operating Leases	3,257,522	753,023	598,433	554,862	507,763	490,990	352,451
Interest on long term debt	166,382	82,004	78,756	5,622	0	0	0
Total contractual obligations	$4,875,666	$884,570	$729,318	$1,910,574	$507,763	$490,990	$352,451

Our management believes that we have adequate resources to meet our expected needs and to fund anticipated capital commitments and research and development efforts for the next twelve months.

We had accounts receivable of $4,642,791 at October 31, 2005, compared to $4,975,397 at October 31, 2004. The decrease in accounts receivable was due to “days sales outstanding,” a metric that expresses the average time it takes to collect a receivable, which improved to 50.5 days as of October 31, 2005 compared to 57 days as of October 31, 2004.

Our inventory was $7,711,052 at October 31, 2005, compared to our inventory of $6,986,763 at October 31, 2004. Our “inventory turns,” which can be calculated by looking at our balance sheet and dividing our cost of goods sold for fiscal 2005 by the average of our inventories at the end of fiscal 2005 and 2004, increased to 2.12 turns for fiscal year 2005 from 2.07 turns for fiscal year 2004. The increase in the inventory balance is primarily due to a large purchase of thermal imaging cameras at fiscal year end from our supplier at an advantageous price.

Off-Balance Sheet Arrangements

In November 2002 we entered into a three year interest rate swap agreement with Bank of America, NA in order to fix at 4.81% the interest rate payable under our revolving credit facility with regard to the $2,100,000 that we borrowed from that bank in connection with our acquisition of the IMPAC Companies. The agreement terminated on July 1, 2005. We were not a party to any other off-balance sheet arrangement during the fiscal years ended October 31, 2005 and 2004.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with accounting principles requires us to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. You should also review Note 1 to the financial statements contained in this Report for further discussion of significant accounting policies.

•
Revenue recognition - We record revenue when products are shipped. Legal title and risk of loss with respect to the products pass to customers at the point of shipment. Customers do not have the right to return products shipped.

•
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

•
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

•
We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of the statement, we discontinued the amortization of goodwill, as required by the statement and we assessed the goodwill for impairment. We performed annual reviews during the fourth quarters of fiscal 2004 and 2005, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of fiscal 2006 and each subsequent fiscal year, or more frequently if indications of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed growth rates and estimated costs as well as appropriate discount rates. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in our impairment analysis may not be achieved.

In order to comply with our accounting and reporting obligations under SFAS 142, we engaged an outside consultant to perform a valuation of our goodwill and intangible assets, most of which resulted from our acquisition of the IMPAC Companies.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 151, “Inventory Costs.” This pronouncement amends ARB No. 43, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material. SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS 153 “Exchanges of Nonmonetary Assets.” SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This pronouncement does not currently apply to the Company.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. SFAS 123R was effective August 1, 2005.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This pronouncement replaces Accounting Practices Bulletin, or APB, Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement when that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. The prior pronouncement required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new accounting principle. The effect of this pronouncement is that future accounting changes, generally, will not have an effect on the current period income statement.

Item 7. Financial Statements

Our balance sheet at October 31, 2005 and the related statements of operations, shareholders' equity and statement of cash flows for each of the fiscal years ended October 31, 2005 and 2004 and the report of the independent registered public accounting firm thereon required under Regulation S-X are included herein as a separate section following Item 14 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with our accountants on accounting and financial disclosure.

Item 8A - Controls and Procedures

In accordance with our management’s responsibilities for establishing and maintaining adequate internal control over our financial reporting, we maintain disclosure controls and procedures that are designed to provide reasonable assurance that:

•	information required to be disclosed in our Exchange Act reports

▪	is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms,

▪	is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure,

•	our transactions are properly authorized;

•	our assets are safeguarded against unauthorized or improper use; and

•	our transactions are properly recorded and reported,

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

Based upon that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-KSB, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us and our consolidated subsidiaries is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared.

There were no changes in our disclosure controls and procedures during the fourth quarter of fiscal 2005 that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B - Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act

Our directors are elected annually (most recently, on April 26, 2005) and serve until the next Annual Meeting of Shareholders following their election at which their respective successors have been elected and qualified, or until their earlier resignation or removal. Our executive officers are appointed by, and serve at the pleasure of, the Board.

The Board of Directors currently has standing Audit, Compensation and Nominating Committees, each of which has a written charter approved by the Board. The members of the committees are identified in the table set forth below. The Board of Directors has determined that William J. Eckenrode, the Chairman of the Audit Committee, is an “audit committee financial expert,” as that term is defined under applicable SEC regulations.

Our Certificate of Incorporation contains provisions indemnifying our officers, directors, employees and agents against certain liabilities.

The following table sets forth the names and ages of our directors and executive officers, and provides a description of their positions of employment for at least the past five years:

Lawrence C. Karlson 62 years old Director since 2000 Chairman of the Board of the Company Member of the Audit and Compensation Committees
Mr. Karlson, since his retirement in 1993 as Chairman and a director of Spectra-Physics AB, provided consulting services to a variety of businesses and has acted as a private investor in both mature and development stage companies. In 1983 Mr. Karlson formed Nobel Electronics, an autonomous business unit of AB Bofors, which manufactured instrumentation for the polymer processing and weighing and force measurement and position control industries. Nobel Electronics merged with Pharos AB, a company traded on the Stockholm Stock Exchange, of which Mr. Karlson became President and Chief Executive Officer. As a result of certain consolidation transactions, Mr. Karlson became Chairman and a director of Spectra AB in 1990, whose business focused on niche oriented, high technology companies specializing in lasers, opto-electronic instruments and microwave transmission. Aggregate sales for the Spectra-Physics AB group of companies exceeded $685 million in 1990. Prior to forming Nobel Electronics, Mr. Karlson held various positions with Fisher & Porter Company commencing in 1965 and was appointed President in 1981. Mr. Karlson received a Master degree in Business Administration from the Wharton School at the University of Pennsylvania. Mr. Karlson is also a director of CDI Corp., a New York Stock Exchange listed professional services and outsourcing company.

Gerald D. Posner 57 years old Director since 1999 President and Chief Executive Officer of the Company
Mr. Posner has served as a director, and as President of our company since May 1999. He is the former President and a major shareholder of Electronic Measurements, Inc., a New Jersey based manufacturer of power supplies. Under Mr. Posner’s leadership, a successful LBO creating significant investor appreciation was completed in 1998, resulting in the sale of Electronic Measurements, Inc to Siebe, plc. Prior to his involvement at Electronic Measurements, Mr. Posner was President of Eurotherm plc’s temperature instrumentation subsidiary in the U.S. Mr. Posner holds a B.S.E.E. degree from Cooper Union and a Master degree in Business Administration from Clark University.

Dennis L. Stoneman 72 years old Director since 1999 Executive Vice President of the Company
Mr. Stoneman joined us as a director and as a Vice President in May 1999. He spent the 14 year period prior to joining us working in various capacities for several U.S. and overseas subsidiaries of Eurotherm plc. Between 1996 until his retirement at the end of 1998, Mr. Stoneman served as Eurotherm’s Director of Business Development, primarily concerning himself with the acquisition of companies in the field of instrumentation, controls, solid state relays, AC and DC variable speed motor controls. Between 1993 and 1996, Mr. Stoneman was President of Eurotherm Instrumentation and Controls world-wide where he was in charge of five manufacturing, three research and development, and seven sales operations generating $125 million annually.

Keikhosrow Irani 69 years old Director since 1969 Chief Technical Officer of the Company
Mr. Irani is one of our co-founders and has served as one of our directors since we were organized in 1969. On August 31, 1995 he became President and Chief Executive Officer. On May 17, 1999 he vacated his position as President, and became Chief Technical Officer. Mr. Irani holds the degree of Master of Science in Electrical Engineering from the University of Missouri and is listed as inventor on patents in infrared thermometery.

William J. Eckenrode 70 years old Director since 2000 Chairman of the Audit Committee; Member of the Compensation and Nominating Committees
Mr. Eckenrode retired in 1998 as Vice President of Finance and Administration of Berwind Group, a position he held during the 16 year period that preceded his retirement. Berwind Group is a privately owned investment management company with revenues in excess of one billion dollars. It operates businesses in the industrial, pharmaceutical and real estate sectors. Prior to joining Berwind, Mr. Eckenrode held various management positions with Allis Chalmers Manufacturing Company, U. S. Steel Corp, United Aircraft Corp, SPS Technologies Inc., ITE Imperial Corp., and the Fisher and Porter Company. Mr. Eckenrode holds a Bachelor of Science degree in Economics from Villanova University.

Henry M. Rowan 81 years old Director since 2000 President of Inductotherm Industries Chairman of the Nominating Committee
Mr. Rowan founded (1954) and is currently the President of Inductotherm Industries, located in Rancocas, New Jersey. Inductotherm is a leader in the design and manufacture of equipment for induction melting, heat treating and welding and is comprised of 100 companies pursuing 50 different technologies with customers in 83 countries. Mr. Rowan holds a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology.

James L. Hamling 63 years old Director since 2005 CEO of Berwind Group Chairman of the Compensa-tion Committee; Member of the Audit and Nominating Committees
Mr. Hamling has been employed since 1977 by one or more companies within the group of companies owned by Berwind Corporation, a family-owned, private investment management company which began as a coal mining company in 1886. In July 1981, Mr. Hamling was appointed President of Berwind Industrial Product Company, and President and CEO of Berwind Industries in September 1988. In 1996, he became President of Berwind Operating Group and a Trustee and member of the Board of Advisors of Berwind Group. Since 2001, he has served as CEO of the Berwind Group. Mr. Hamling holds a B.A. degree from Aurora University.

Paul A. Kohmescher 54 years old Vice President and Chief Financial Officer
Mr. Kohmescher joined us as our Chief Financial Officer in January 2001. During the two year period which preceded his employment by us, he served as Controller of Area Lighting Research, Inc., a subsidiary of Tyco International. During 1997 - 1999, Mr. Kohmescher served as Controller, Corporate Secretary and, in 1999, Chief Financial Officer, of Computer Power, Inc., a manufacturer of energy efficient lighting, emergency lighting and power protection systems. Between 1992 and 1997, he was the Executive Director of the National Kitchen and Bath Association, an international trade association. Mr. Kohmescher holds a B.S. Business degree with an Accounting Major from Indiana University, and an M.B.A. degree from DeSales University.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. Based solely on our review of the forms furnished to us, we believe that all of those filing requirements were complied with by our executive officers and directors during fiscal 2005, except as follows: As a result of an oversight on our part, we did not file an initial statement of beneficial ownership of securities on SEC Form 3 for Mr. Hamling, who first became a director in April 2005 upon his election at our 2005 annual meeting of shareholders. We also failed to file a statement of changes in beneficial ownership on SEC Form 4 when we issued an option in July 2005 to Mr. Hamling under our Amended and Restated Omnibus Stock Incentive Plan, which we will refer to as the Plan from now on in this Report. We corrected our oversights in that regard by filing an annual statement of beneficial ownership of securities on SEC Form 5 for Mr. Hamling in January 2006.

Codes of Ethics

We have adopted a code of ethics for senior executive officers that applies to every employee or officer who holds the office of principal executive officer, principal financial officer, principal accounting officer, treasurer or controller, or any person performing similar functions. We have also adopted a Code of Ethics and Business Conduct that applies to each of our officers, directors and employees, and the officers, directors and employees of each of our subsidiaries.

Item 10 - Executive Compensation

The particulars of compensation paid to the following persons:

•	our chief executive officer;

•
each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year ended October 31, 2005, and whose total salary and bonus exceeds $100,000 per year; and

•
any additional individuals for whom disclosure would have been provided in this Report but for the fact that the individual was not serving as our executive officer at the end of the most recently completed fiscal year, who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended October 31, 2005, are set out in the following summary compensation table.

We did not pay any compensation that would qualify as payouts pursuant to long-term incentive plans (“LTIP Payouts”), or “All Other Compensation” and we did not issue any SARs during that period of time.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)
Gerald D. Posner, CEO	2005	$250,000	$22,000	$6,000(1)	(3)
Gerald D. Posner, CEO	2004	230,000	17,500	$6,000(1)
Gerald D. Posner, CEO	2003	208,000	17,500
Keikhosrow Irani, CTO	2005	155,000		11,095(2)
Keikhosrow Irani, CTO	2004	155,000		17,000(2)
Keikhosrow Irani, CTO	2003	150,000		11,000 (2)
Dennis Stoneman, EVP	2005	150,000	10,000	10,200 (1)
Dennis Stoneman, EVP	2004	140,000	18,666	6,000 (1)	7,500(3)
Dennis Stoneman, VP	2003	120,000	10,000	6,000 (1)
Paul A. Kohmescher, CFO	2005	110,760	15,000	5,000 (1)	(4)
Paul A. Kohmescher, CFO	2004	106,316	12,500	5,000 (1)
Paul A. Kohmescher, CFO	2003	98,402	10,000	5,000 (1)

(1)	Represents the amount of a car allowance received by this executive.
(2)	Mr. Irani has Company paid life insurance and a car allowance.
(3)
Does not include compensation derived from the exercise of an option to purchase 171,428 shares of common stock granted in 1999 pursuant to this executive’s employment agreement. See “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

(4)	Does not include compensation derived from the exercise of an option to purchase 20,000 shares of common stock granted in 2001.

Option/SAR Grants in Last Fiscal Year

The Company did not grant any options or SARs to any of the named executive officers during the fiscal year ended October 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

The following table sets forth certain information regarding the named executive officers who exercised their options during the fiscal year ended October 31, 2005:

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Gerald D. Posner, CEO	171,428	852,854	0/0	$0

Paul A. Kohmescher, CFO	20,000	$131,300	0/0	$0

Compensation of Directors

We have not paid and do not presently propose to pay cash compensation to any director for acting in such capacity, except for reimbursement for reasonable expenses in attending our Board and Board Committee meetings. During the fiscal year ended October 31, 2001, we issued options under our Plan to each person who was a non-employee director at that time. Each of those options was exercisable for a period of five years at an exercise price of $2.3175. Mr. Karlson’s option entitled him to purchase 35,000 shares, and the options granted to Messrs. Rowan and Eckenrode entitled each of them to purchase 25,000 shares. All of those options were exercised in fiscal 2005. During the fiscal year ended October 31, 2004, we issued additional options under our Plan to each person who was a non-employee director at that time. Each of those options entitles the holder to purchase 12,500 shares for a period of five years at an exercise price of $4.36 per share. During the fiscal year ended October 31, 2005 we issued options under our Plan to James L. Hamling. That option entitles him to purchase 25,000 shares for a period of five years at an exercise price of $6.85.

Employment Contracts, Termination of Employment and Change in Control Arrangements

In May 1999, Gerald D. Posner and Dennis Stoneman, our President and Executive Vice President, respectively, entered into four year employment agreements with us which provide for the payment of annual salaries of $200,000 and $100,000, respectively, subject to such merit increases and bonus awards, in each case, as our Board, or the Board’s Compensation Committee, shall determine to grant. In accordance with those agreements, each of Messrs. Posner and Stoneman was granted options under the Plan to purchase 171,428 shares of common stock at an exercise price of $1.00 per share. Those options became fully vested on May 15, 2003 and they were fully exercised. The employment agreements were amended so that they will continue in effect until May 16, 2007. However, in the event that Mr. Stoneman decides to retire, he may terminate his employment at any time after May 16, 2006. Those agreements have also been amended from time to time to increase the base salaries payable to Messrs. Posner and Stoneman. The most recent amendment in that regard became effective on November 1, 2005 and resulted in increases in Mr. Posner’s and Mr. Stoneman’s base salaries to $250,000 and $150,000, respectively. During Fiscal 2005, Messrs. Posner and Stoneman received bonuses of $22,000 and $10,000, respectively.

We are unaware of any arrangements that could result in a change in our control.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information concerning the common stock ownership as of January 23, 2006 by (i) each person who we know owns beneficially 5% or more of our outstanding common stock, (ii) each officer and director, and (iii) all of our directors and officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Outstanding Shares Owned (2)
Keikhosrow Irani	519,384	9.3%
Karen Beck (3)	510,000	9.1%
Gerald D. Posner	379,761(4)	6.8%
Lawrence C. Karlson (5)	127,000(6)	2.3%
Dennis L. Stoneman	116,584(7)	2.1%
William Eckenrode (8)	52,500(6)	1.0%
Henry M. Rowan (9)	37,500	0.7%
James L. Hamling (10)	35,000(11)	0.6%
Paul A. Kohmescher	0	0.0%
All Officers and Directors as a Group (of 8)	1,267,729(12)	22.5%

(1)	All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise noted, the address of each shareholder is c/o the Company, 16 Thornton Road, Oakland, New Jersey.
(2)	Based upon 5,588,556 shares issued and outstanding on January 23, 2006, plus where indicated, shares issuable under outstanding options.
(3)	Ms. Beck’s address is Urbanstrasse 41, D-14165 Berlin, Germany.
(4)
Includes 171,428 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of this Report. See “Employment Contracts, Termination Of Employment And Change In Control Arrangements.”

(5)	Mr. Karlson’s address is 2401 Casas de Marbella Drive, Palm Beach Gardens, Florida.
(6)	Includes 12,500 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of this Report. See, “Executive Compensation -Compensation of Directors.”
(7)
Includes 7,500 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of this Report. Also includes 46,000 shares jointly owned by Mr. Stoneman and his wife, Eileen, as to which they share all voting and dispositive powers. Does not include any shares owned by any member of Mr. Stoneman’s immediate family, either individually or jointly with their respective spouses, and as to which they claim sole or shared (with persons other than Mr. Stoneman) voting and dispositive powers.

(8)	Mr. Eckenrode’s address is 123 Sagewood Drive, Malvern, Pennsylvania.
(9)	Mr. Rowan’s address is 10 Indel Avenue, Rancocas, New Jersey.
(10)	Mr. Hamling’s address is 3000 Centre Square West, 1500 Market Street, Philadelphia, Pennsylvania.
(11)	Includes 25,000 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of this Report.
(12)	Includes the shares issuable within 60 days of this Report upon exercise of the options held by Messrs. Stoneman, Karlson, Eckenrode, and Hamling.

Equity Compensation Plan Information

The following table sets forth, as of the end of our fiscal year ended October 31, 2005, information regarding all compensation plans (including individual compensation arrangements) under which any of our equity securities have been authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstand-ing options, warrants or rights	Weighted-average exercise price of outstanding options, warrants or rights	Number of securities remaining available for future issuance under equity compen-sation plans (exclud-ing securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	67,500	$5.540	279,284
Equity compensation plans not approved by security holders	0	—	0
Total	67,500	$5.540	279,284

Item 12 - Certain Relationships and Related Transactions

We had no reportable relationships or related transactions in Fiscal 2004 or 2005.

Item 13 - Exhibits

Exhibits required by Item 601 of Regulation S-B

Number	Description

3.1
Our Certificate of Incorporation, as amended effective September 29, 1989, filed as Exhibit (3)-2 to our Registration Statement on Form S-18 (No. 33-2653-NY) under the Securities Act of 1933 (the “S-18 Registration Statement”), is hereby incorporated herein by this reference.

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

3.4	Our By-Laws (filed as Exhibit 3.4 to our Registration Statement on Form SB-2 (No. 333-111031 (the “SB-2 Registration Statement”)), is hereby incorporated herein by this reference.
4.1	Specimen of the amended certificate representing our common stock, one-third cent per value, filed as Exhibit (4)-1 to the S-18 Registration Statement, is hereby incorporated herein by this reference.
4.2	Our Amended and Restated Omnibus Stock Incentive Plan, filed as Exhibit 4.2 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.
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

10.8
Share Sale and Purchase Agreement dated November 22, 2002 between and among Hermann Schlosser, Ilse Schlosser, Karen Beck and Rolf Breternitz, as Sellers, Hohenstaufen Zweihundertsechsundzwanzigste Vermögensverwaltungs GmbH, as Purchaser, and us filed as Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.9
Credit Agreement by and between us and Bank of America, NA filed as Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.10
Loan Agreement between Hohenstaufen Zweihundertsechsundzwanzigste Vermögensverwaltungs GmbH and ING BHF-Bank filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

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

14.2	Code of Ethics and Business Conduct
21.1	List of our subsidiaries, filed as Exhibit 21.1 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.
23.1	Consent of BDO Seidman, LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14 - Principal Accountant Fees and Services

Fees paid to BDO Seidman LLP

	Fiscal Years Ended
	October 31,
	2005	2004

Audit Fees (1)	$104,505	$109,075
Audit-related fees (2)	9,227	30,800
Tax Fees (3)	30,139	37,750
Total	$143,871	$177,625

(1)	Audit services of BDO Seidman, LLP consisted of the audit of our consolidated financial statements, quarterly review of our financial statements and filings on SEC Forms 10-QSB.
(2)	Includes consultations on accounting matters.
(3)	Includes services of BDO Seidman, LLP for tax compliance in the US and for our IMPAC Companies in Germany

MIKRON INFRARED, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of independent registered public accounting firm

To Mikron Infrared, Inc.:

We have audited the accompanying consolidated balance sheet of Mikron Infrared, Inc. and Subsidiaries as of October 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control of financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mikron Infrared, Inc. and Subsidiaries as of October 31, 2005, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

BDO Seidman, LLP

Woodbridge, New Jersey
December 8, 2005

Mikron Infrared, Inc. and Subsidiaries
Consolidated balance sheet
As of October 31, 2005

2005
Assets
Current assets:
Cash and cash equivalents	$1,305,541
Accounts receivable, less allowance for doubtful accounts of $218,053	4,642,791
Inventories	7,711,052
Deferred tax - current	407,111
Prepaid expenses and other current assets	353,035
Total current assets	14,419,530
Property and equipment	653,966
Intangibles, net of accumulated amortization of $388,540	2,663,683
Goodwill	3,330,687
Other assets	75,281
Total	$21,143,147
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,571,177
Accrued liabilities	2,840,005
Current portion of long term debt	49,543
Total current liabilities	4,460,725
Long term debt	1,402,219
Accrued pension benefits	281,180
Deferred taxes	129,434
Total liabilities	6,273,558
Commitments and contingencies Shareholders’ equity:
Common stock, $.003 par value; 15,000,000 shares authorized, 5,598,556 shares issued and outstanding	16,796
Additional paid-in capital	8,135,710
Retained earnings	6,790,515
Accumulated other comprehensive (loss)	(73,432)
Total shareholders’ equity	14,869,589
Total	$21,143,147

See notes to financial statements

Mikron Infrared, Inc. and Subsidiaries
Consolidated statements of operations
For the years ended October 31, 2005 and 2004

	2005	2004
Revenues:
Net sales	$30,015,811	$26,017,127
Costs and expenses:
Cost of goods sold	13,776,496	12,333,400
Selling, general and administrative	9,653,190	8,482,091
Research, development and engineering	2,483,434	2,076,421
Total costs and expenses	25,913,120	22,891,912
Income from operations	4,102,691	3,125,215
Other income (expense):
Interest expense	(195,934)	(292,428)
Other (expense) income, net	(11,817)	52,855
Net income before income taxes	3,894,940	2,885,642
Income tax provision	(1,500,116)	(1,092,444)
Net income	$2,394,824	$1,793,198
Net income per share-basic	$0.44	$0.34
Weighted average number of shares-basic	5,474,898	5,259,655
Net income per share-diluted	$0.44	$0.33
Weighted average number of shares-diluted	5,484,562	5,417,219

See notes to financial statements

Mikron Infrared, Inc. and Subsidiaries
Consolidated statements of shareholders’ equity

For the years ended October 31, 2005 and 2004	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, November 1, 2003	5,079,628	$15,780	$7,067,447	$2,602,493	$199,973	$9,885,693
Exercise of employee stock options	10,000	30	9,970	—	—	10,000
Exercise of warrants	190,000	570	189,430	—	—	190,000
Other compensation income:
Net Income	—	—	—	1,793,198	—	1,793,198
Reclassification of net loss on derivative instrument, net of tax	—	—	—	__	19,226	19,226
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(317)	(317)
Foreign currency translation gains	—	—	—	—	(152,009)	(152,009)
Other comprehensive income	—	—	—	—	—	1,840,098
Balance, October 31, 2004	5,279,628	15,810	7,077,417	4,395,691	66,873	11,555,791
Exercise of employee stock options	318,928	986	475,079	—	—	476,065
Tax benefit from option exercise			583,214			583,214
Other comprehensive income:
Net Income	—	—	—	2,394,824	—	2,394,824
Reclassification of net loss on derivative instrument, net of tax	—	—	—	—	12,960	12,960
Change in fair value of cash flow hedge, net of tax	—	—	—	—	—	—
Foreign currency translation losses	—	—	—	—	(153,265)	(153,265)
Other comprehensive income	—	—	—	—	—	3,313,798
Balance, October 31, 2005	5,598,556	$16,796	$8,135,710	$6,790,515	$(73,432)	$14,869,589

See notes to financial statements

Mikron Infrared, Inc. and Subsidiaries
Consolidated statements of cash flows
For the years ended October 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$2,394,824	$1,793,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	260,732	197,509
Amortization	130,356	130,356
Deferred income tax (benefit) expense	(95,194)	(127,155)
Increase accrued interest-related parties	—	50,032
Gain on sale of equipment	(17,901)	(75,504)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	439,734	(626,369)
(Increase) in inventories	(869,655)	(1,050,682)
(Increase) decrease in prepaid and other current assets	(74,490)	570,136
Decrease in other assets	4,123	115
Increase (decrease) in pension liability	86,966	(37,254)
(Decrease) increase in accounts payable and accrued liabilities	(331,959)	308,097
Net cash provided by operating activities	1,927,536	1,132,479
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(164,161)	(56,806)
Purchase of minority interest	—	(23,390)
Purchase of property and equipment	(578,942)	(168,387)
Proceeds from sale of equipment	110,960	108,124
Net cash used in investing activities	(632,143)	(140,459)
Cash flows from financing activities:
Repayment of line of credit, net	—	(117,303)
Repayment of related party debt	(1,393,455)	—
Principal payments on long term debt	(1,043,100)	(302,430)
Proceeds from stock options exercised	476,067	10,000
Tax benefit on exercise of non-qualified stock options	583,212	—
Net cash used in financing activities	(1,377,276)	(409,733)
Currency effects on cash	(78,674)	58,586
Net (decrease) increase in cash and cash equivalents	(160,557)	640,873
Cash and cash equivalents, beginning of year	1,466,098	825,225
Cash and cash equivalents, end of year	$1,305,541	$1,466,098
Non-cash financing and investing activities:
Supplemental disclosure of cash flow information:
Cash paid for interest	$327,831	$165,040
Cash paid for income taxes	$893,460	$433,250

See notes to financial statements

Mikron Infrared, Inc. and Subsidiaries
Notes to consolidated financial statements
For the years ended October 31, 2005 and 2004

Mikron Infrared, Inc. (Mikron or the Company), a New Jersey corporation organized in 1969, together with its subsidiaries, develops, manufactures, markets and services equipment and instruments for non-contact temperature measurement. The Company’s products are typically used to measure the temperature of moving objects, or stationary objects in environments or situations where contact temperature measurement would be difficult, hazardous or impracticable, and wherever rapid temperature changes must be accurately tracked instantaneously. The predominant market for the Company’s hand-held infrared thermometers is industrial quality control applications and maintenance. The Company also markets its products to laboratories and original equipment manufacturers, both domestic and foreign, where “fixed” infrared thermometers are incorporated as integral components of production equipment.

The Company and its subsidiaries also manufacture high resolution thermal imaging products, and manufacture and/or market calibration sources and a variety of accessories and optional equipment for their infrared thermometers.

The Company qualifies as a small business issuer and is subject to the Rule 10-SB purposes of reporting to the Securities and Exchange Commission.

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

Intangible assets

As a result of the acquisition of the IMPAC Companies, in fiscal 2003 the Company determined with the help of evaluation specialists, that the customer list had a value of $1,000,000 amortized over ten years. It also determined that the trade names have a value of $1,800,000 and have an indefinite life for amortization purposes.

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. At October 31, 2005, the Company, with the help of evaluation specialists, believes that there has been no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired.

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, an intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives are not to be amortized, however they will be tested for impairment at least annually. During the fourth quarter of fiscal 2005 we completed our annual analysis of goodwill and other intangible assets, with the help of evaluation specialists, and determined no adjustments were necessary.

Income taxes

The Company uses the liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes” (SFAS 109). Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of October 31, 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

Research and development costs

Research and development costs are expensed as incurred.

Earnings per share

Net income or loss per common share is computed in accordance with the provisions of SFAS No. 128 “Earnings per Share.” Basic income or loss per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount that would have resulted if potential common stock equivalents, such as options and warrants, had been converted to common stock, as prescribed by SFAS No. 128, unless the conversion would be anti-dilutive.

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

Concentration of risk

The Company purchased 15% and 20% of its inventory from a single supplier in 2005 and 2004, respectively. If the Company had to replace this supplier due to an unforeseen or unforeseeable event, it is likely that its business would be materially disrupted until it did so. In order to reduce the risks associated with a loss of this supplier, the Company entered into a renewal of its agreement with its supplier that will remain in effect until 2008.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables and accounts payable approximate fair value based on the short-term maturity of these instruments.

The fair value of debt approximates the recorded value based on borrowing rates currently available to the Company for similar terms and maturity.

Stock-based compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requires the Company to provide pro-forma information regarding income per share as if compensation cost for options granted under the plan if applicable, has been determined in accordance with the fair value based method in prescribed in SFAS 123R. The Company adopted the fair value based method prescribed by SFAS 123R on August 1, 2005.

The Company estimates the fair value of each stock option grant by using the Black-Scholes option-pricing model. The Company used the following assumptions to value the options granted in 2005 and 2004: estimated life of 5 years, interest rate of approximately 4.0%, volatility of 77%-79%, and zero dividend yield.

Under accounting provisions of SFAS 123R, the Company’s net income to common shareholders and net income per common share would have been adjusted to the pro forma amounts indicated below:

	Years Ended October 31
	2005	2004
Net income as reported	$2,394,824	$1,793,198
Adjustment for fair value of stock options, net of tax	92,185	83,235
Pro Forma	$2,302,639	$1,709,963
Net income per share basic
As reported	$0.44	$0.34
Pro forma	$0.42	$0.33
Net income per share diluted
As reported	$0.44	$0.33
Pro forma	$0.42	$0.32

Foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. The functional currency of the Company’s foreign subsidiaries is the local currency. Balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separated component of stockholders’ equity. Gains and losses on currency transactions are reflected in other expense in the consolidated statements of earnings.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) principally results from gains and losses on derivative instruments qualifying as cash flow hedges and foreign currency translation.

Derivatives

The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133”.

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

The Company entered into an interest rate swap contract in November 2002 which converted the variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed- and floating-rate interest payments periodically over the life of the three-year agreement. This agreement was terminated July 1, 2005. This was the only derivative contract the Company was a party to in fiscal years ended October 31, 2005 and 2004.

The Company was not party to any derivative transactions designated as fair value hedges during the year ended October 31, 2005.

Recently issued accounting principles

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. FASB 123R was effective on August 1, 2005 and had no effect on the Company in 2005.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This pronouncement replaces APB Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement when that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. The prior pronouncement required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new accounting principle. The effect of this pronouncement is that future accounting changes, generally, will not have an effect on the current period income statement.

2.    Inventories:

The components of inventories at October 31, 2005 are as follows:

Materials and parts	$3,488,756
Work-in-process	999,193
Finished goods	3,223,103
$7,711,052

3.    Property and equipment:

Property and equipment consists of the following at October 31, 2005:

Machinery and equipment	$1,932,187
Furniture and fixtures	400,913
Leasehold improvements	83,245
2,416,345
Less- Accumulated depreciation	(1,762,379)
$653,966

4.    Intangible assets:

The components of intangible assets at October 31, 2005 are as follows:

	Cost	Amortization
Deferred financing costs	$91,070	$88,540
Customer lists	1,161,153	300,000
Total intangibles subject to amortization	1,252,223	388,540
Trade names	1,800,000	—
Total intangible assets	$3,052,223	$388,540

The Company amortizes its customer list over its estimated useful lives of 5-10 years with no significant residual value. Amortization expense for intangible assets excluding trademarks and goodwill was $127,828 for each of the years ending October 31, 2005 and 2004. Intangibles amortization is projected to be approximately $137,000 in 2006, $132,000 in 2007 through 2012.

5.    Long Term Debt:

Long term debt consists of the following:

A $4,000,000 revolving credit facility (the “Facility”) with a bank, collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at October 31, 2005 was 5.75%. The Facility has a maturity date of November 20, 2007. The maximum amount outstanding was $2,175,000 and the average interest rate was 5.03% during 2005. The rate at October 31, 2005 was 5.75%.	1,300,000
Line of credit held by operating companies with interest rate of 5.22%	151,7627
1,451,762
Less current portion	49,543
$1,402,219

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. The restrictive covenants include coverage and leverage ratios. As of October 31, 2005, the Company was in compliance with all covenants. In August 2005 the Company extended the facility through November 20, 2007 with identical terms as in the original facility.

Minimum principle repayments over the next five years and thereafter are as follows:

2006	$49,543
2007	52,129
2008	1,350,090
Total	$1,451,762

6.    Accrued liabilities:

Accrued liabilities are comprised of the following as of October 31, 2005:

Various corporate taxes payable	$745,801
Accrued compensation	746,580
Professional Fees	179,506
Due to former owner	264,954
Commissions payable	112,804
Accrued other	790,360
$2,840,005

7.    Employee benefit plans:

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees of its Domestic Operations, which provides for the Company matching 30 percent of the participant’s elective deferral, but in no event greater than 1.5 percent of the participant’s compensation. The Company’s expense for the plan was $31,616 and $31,567 for the fiscal years ended October 31, 2005 and 2004, respectively.

IMPAC Infrared GmbH has a pension plan for its employees hired prior to January 1989. The Plan has been funded by an insurance contract.

The net periodic pension cost for this plan for the years ended October 31, 2005 and 2004 includes the following components:

	2005	2004
Service cost	$7,429	$7,510
Interest cost	81,593	82,483
Net periodic pension cost	$89,022	$89,993

The funded status of the plan benefit obligation recorded in the Company’s consolidated balance sheet at October 31, 2005 are as follows:

Benefit obligation November 1, 2004	$1,693,929
Service cost	7,429
Interest cost	81,593
Currency gain	(104,950)
Actuarial gain	181,716
Pension payments	(96,455)
Projected benefit obligation (approximates accumulated benefit obligation) October 31, 2005	$1,763,262

Changes in plan assets
Fair value of plan assets at beginning of year	$1,486,375
Actual return on plan assets	146,502
Currency loss	(142,468)
Fair value of plan assets at end of year	$1,490,409
Funded status	272,853
Unrecognized actuarial gain	31,951
Unrecognized transition obligation	(23,624)
Accrued pension cost	$281,180

The pension measurements were calculated using information as of December 31, 2005 and 2004. Key economic assumptions used in these determinations are as follows:

	2005	2004
Discount rate	4.5%	5.0%
Compensation increase rate	2.0%	2.0%
Retiree cost of living adjustment	1.0%	1.0%
Expected return on plan assets	3.0%	3.0%

The expected return on plan assets based on historical return on plan assets. The plan assets are invested in insurance contracts at the end of 2005 and are projected to be invested 100% in insurance contracts in 2006.

The benefits as of October 31, 2005 expected to be paid in each of the next five years, and in the aggregate for the five fiscal years thereafter.

2006	$106,920
2007	122,375
2008	128,397
2009	129,108
2010	128,688
2011-2015	713,361

The Company’s estimate of total contributions expected to be paid to its various retirement plans in fiscal year 2006 is $130,720

The IMPAC Companies also have a defined contribution retirement plan for employees who were hired January 1989 and later, and for employees who were hired before January 1989 and who voluntarily agreed to be covered by the latter plan. The Company pays the entire premium for this latter plan. The amount paid in fiscal years ended October 31, 2005 and 2004 for both of IMPAC Companies’ retirement plans were $35,024 and $82,015, respectively.

8.    Stock option plan:

The Company has an Amended and Restated Omnibus Stock Incentive Plan (the Plan) under which restricted shares, SARs, non-qualified and incentive stock options may be granted to its employees, officers, directors and others. Vesting and term of option grants are determined by the Compensation Committee, however the term does not exceed five years and vesting generally ranges from immediate to four years. A total of 978,000 shares are available for issuance under the Plan.

The following summarizes all stock option activity:

	Shares	Weighted Average Exercise Price
Options outstanding October 31, 2003	316,428	$1.360
Granted	45,000	4.360
Exercised	(10,000)	1.000
Options outstanding October 31, 2004	351,428	1.754
Granted	35,000	6.636
Exercised	(318,928)	1.260
Options outstanding October 31, 2005	67,500	5.540

The following table summarizes information about stock options outstanding at October 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of options Outstanding 10/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 10/31/05	Weighted Average Exercise Price
$4.36	32,500	41 months	$4.36	32,500	$4.36
$6.10	10,000	59 months	$6.10	10,000	$6.10
$6.85	25,000	56 months	$6.85	25,000	$6.85
Total	67,500	49 months	$5.54	67,500	$5.54

The number of shares available for issuance pursuant to future grants and awards under the Plan as of October 31, 2005 were 279,284 and as of October 31, 2004 were 314,284.

9.    Income taxes:

Income tax provision for the years ended October 31, 2005 and 2004, is as follows:

	2005	2004
Current
Federal	$356,397	$473,170
State	65,162	105,720
Foreign	1,173,751	640,709
Total current	1,595,310	1,219,599
Deferred
Federal	(7,880)	(90,097)
State	(1,391)	(15,010)
Foreign	(85,923)	(22,048)
Total deferred	(95,194)	(127,155)
Total Tax	$1,500,116	$1,092,444

The components of income before income taxes are as follows:

	Year Ended October 31, 2005	Year Ended October 31, 2004
Domestic	$1,230,864	$1,234,057
Foreign	2,664,076	1,651,585
	$3,894,940	$2,885,642

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the years ended October 31, 2005 and 2004, are as follows:

	2005	2004
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	1.1	2.1
Foreign rate in excess of US rate	4.7	2.0
Other	(1.3)	(0.2)
Effective tax rate	38.5%	37.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of October 31, 2005, are as follows:

2005
Deferred tax assets
Bad debt reserves	$38,667
Inventory reserves and capitalization	286,585
Inter-company profits	53,052
Accrued liabilities	28,807
Deferred tax assets-current	407,111
Accrued pension	212,908
Total deferred tax assets	620,019
Deferred tax liabilities
Goodwill	(57,711)
Customer list	(273,000)
Other	(11,631)
Total deferred tax	$277,677

10.	Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and awards. The following table presents the shares used in computing basic and diluted earnings per share for 2004 and 2003.

	2005	2004
Average common shares outstanding for basic computation	5,474,898	5,259,655
Incremental shares issuable for stock options and awards	9,664	147,591
Average common shares outstanding for diluted computation	5,484,562	5,407,246

No options or warrants were anti-dilutive in fiscal 2005 or 2004.

11.	Commitments and contingencies:

License

The Company has a 10-year worldwide license to manufacture and sell microcomputer pyrometers using Quantum Logic Corporation’s patented laser technology. If the Company fails to sell $300,000 per year, Quantum Logic Corporation has the right to withdraw its license. The Company failed to sell $300,000 of Quantum Logic Corporation’s patented laser technology in the fiscal year ended October 31, 2005. Quantum Logic has not exercised its right to withdraw its license.

Operating leases

The Company occupies approximately 32,000 square feet of a building located in Oakland, New Jersey at which it maintains its primary corporate, administrative, manufacturing and warehousing facilities. The lease, which expires on November 30, 2010, requires the Company to pay fixed rent in the amount of approximately $240,000 per year in equal monthly installments. The lease also requires the Company to pay real estate taxes, insurance, maintenance and other operating expenses.

The Company has seven real estate leases in Europe for its various manufacturing, sales, management and research and development activities. The leases have various terms and lengths from a one month lease to a lease that expires in April 2012.

Lease expense for the years ended October 31, 2005 and 2004, was approximately $1,084,237 and $946,304 respectively.

At October 31, 2005, the minimum future rental commitments under all non-cancelable operating leases with terms greater than one year, are as follows:

Year Ending October 31,
2006	$753,023
2007	598,433
2008	554,862
2009	507,763
2010	490,989
2011	269,339
2012	83,112

Employment contracts

The Company has employment contracts with its Chief Executive Officer and its Executive Vice President for two-year terms which commenced On May 16, 2005. The Executive Vice president may terminate his contract at any time after May 16, 2006. The annual compensation payable under those contracts is $250,000 and $150,000, respectively.

Purchase agreement

In October 1999, the Company acquired the assets of Texas Infrared, Inc., a Hancock, Michigan based manufacturer of a fixed mounted, un-cooled focal plane array thermal imaging camera and a sophisticated software package that enables users to acquire and analyze images and generate reports. Pursuant to the Texas Infrared purchase agreement, the Company was required to pay the owner of the selling entity royalties equal to five percent of the net revenues generated from the Company’s sales of industrial fixed position un-cooled focal plane array thermal imaging cameras, together with all other equipment, software and engineering services included in such sales. The royalties were paid from November 1, 1999 to October 31, 2004. Royalties of $0 and $16,951 were paid by the Company related to this arrangement in 2005 and 2004 respectively.

In October 2005 the Company acquired the net assets ($39,000) of IMPAC Infrarood Benelux, B.V, located in Krimpen, Netherlands. The balance of the purchase price ($161,000) was allocated to their customer list and will be amortized over the next five years. Infrarood is a sales and service office. They offer the full range of IMPAC and Mikron products. The pro-forma results of operations would not be materially different then the results of operations as presented.

12.	Related-party transactions:

On November 27, 2002, the Company borrowed the principal amount of $250,000 from each of two of its officers and directors. The proceeds of those loans were employed in connection our acquisition of the IMPAC Companies. The Company borrowed those funds pursuant to the terms of identical capital appreciation notes that provided for no payments of any kind during the term of five years and a semi-annually compounded yield of 9%. Payment of these obligations were not secured by any of the Company’s assets. These loans were repaid in March 2005.

13.	Segments:

Segment information

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has two separable reportable operating segments. In 2005 and 2004, 25% and 24%, respectively of net sales of the Company’s Domestic Operations were generated from export sales.

Management reviews its Domestic Operations and its European Operations to evaluate performance and resources. Management has aggregated its operations into one industry segment since its Domestic and European Operations are similar and meet the aggregation criteria of SFAS 131, “Disclosures about segments of an enterprise and related information.”

Geographic information is as follows:

Revenues	Year Ended October 31, 2005	Year Ended October 31, 2004
Domestic Operations	$17,052,689	$15,661,881
European Operations	12,963,122	10,355,246
	$30,015,811	$26,017,127
Long-lived assets
Domestic Operations	$7,065,308
European Operations	6,077,496
Elimination	(6,419,187)
	$6,723,617

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on SEC Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of January, 2006.

MIKRON INFRARED, INC.

By:	/s/ GERALD D. POSNER

Name: Gerald D. Posner Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald D. Posner	(Principal) Executive Officer, Director	January 23, 2006
Gerald D. Posner

/s/ Paul A. Kohmescher	Chief (Principal) Financial Officer	January 23, 2006
Paul A. Kohmescher

/s/ Lawrence C. Karlson	Chairman of the Board	January 23, 2006
Lawrence C. Karlson

/s/ Keikhosrow Irani	Chief Technical Officer, Director	January 23, 2006
Keikhosrow Irani

/s/ Dennis L. Stoneman	Vice President, Director	January 23, 2006
Dennis L. Stoneman

/s/ William J. Eckenrode	Director	January 23, 2006
William J. Eckenrode

/s/ Henry M. Rowan	Director	January 23, 2006
Henry M. Rowan

/s/ James L. Hamling	Director	January 23, 2006
James L. Hamling

EXHIBIT INDEX

Number	Description

3.1
Our Certificate of Incorporation, as amended effective September 29, 1989, filed as Exhibit (3)-2 to our Registration Statement on Form S-18 (No. 33-2653-NY) under the Securities Act of 1933 (the “S-18 Registration Statement”), is hereby incorporated herein by this reference.

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

3.4	Our By-Laws (filed as Exhibit 3.4 to our Registration Statement on Form SB-2 (No. 333-111031 (the “SB-2 Registration Statement”)), is hereby incorporated herein by this reference.
4.1	Specimen of the amended certificate representing our common stock, one-third cent per value, filed as Exhibit (4)-1 to the S-18 Registration Statement, is hereby incorporated herein by this reference.
4.2	Our Amended and Restated Omnibus Stock Incentive Plan, filed as Exhibit 4.2 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.
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

10.8
Share Sale and Purchase Agreement dated November 22, 2002 between and among Hermann Schlosser, Ilse Schlosser, Karen Beck and Rolf Breternitz, as Sellers, Hohenstaufen Zweihundertsechsundzwanzigste Vermögensverwaltungs GmbH, as Purchaser, and us filed as Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.9
Credit Agreement by and between us and Bank of America, NA filed as Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.10
Loan Agreement between Hohenstaufen Zweihundertsechsundzwanzigste Vermögensverwaltungs GmbH and ING BHF-Bank filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

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

14.2*	Code of Ethics and Business Conduct
21.1	List of our subsidiaries, filed as Exhibit 21.1 to our SB-2 Registration Statement, is hereby incorporated herein by this reference.
23.1*	Consent of BDO Seidman, LLP
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.