Form 10-Q
period 2006-01-31
MIKRON INFRARED INC
filed 2006-03-15
CIK 787809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended January 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 0-15486

MIKRON INFRARED, INC.
(Exact Name of Registrant as Specified in its Charter)

NEW JERSEY	22-1895668
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

16 Thornton Road, Oakland, New Jersey 07436
(Address of Principal Executive Office) (Zip Code)

(201) 405-0900
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of large accelerated filer and accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

As of March 15, 2006, 5,588,556 shares of common stock, par value $.003 per share, ("Common Stock") of the Registrant were outstanding.

Mikron Infrared, Inc. and Subsidiary

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements
Mikron Infrared, Inc. and Subsidiaries
Consolidated Balance Sheet

	January 31, 2006	October 31, 2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,611,924	$1,305,541
Accounts receivable, less allowance for doubtful accounts of $ 233,963 and $218,053 on January 31, 2006 and October 31, 2005, respectively	4,491,778	4,642,791
Inventories	7,273,420	7,711,052
Deferred tax - current	303,827	407,111
Prepaid expenses and other current assets	333,288	353,035
Total current assets	14,014,237	14,419,530
Property and equipment	636,502	653,966
Intangibles, net of accumulated amortization of $424,140 and $388,540 on January 31, 2006 and October 31, 2005, respectively.	2,628,511	2,663,683
Goodwill	3,330,345	3,330,687
Other assets	76,882	75,281
Total Assets	$20,686,477	$21,143,147
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,132,302	$1,571,177
Accrued liabilities	2,591,448	2,840,005
Current portion of long term debt	50,310	49,543
Total current liabilities	3,774,060	4,460,725
Long term debt	839,671	1,402,219
Accrued pension benefits	279,624	281,180
Deferred taxes	124,434	129,434
Total liabilities	5,017,789	6,273,558
Shareholders’ equity:
Common stock, $.003 par value; 15,000,000 shares authorized, 5,588,556 shares issued and outstanding	16,796	16,796
Additional paid-in capital	8,135,710	8,135,710
Retained earnings	7,577,607	6,790,515
Other comprehensive income gain (loss)	(61,425)	(73,432)
Total shareholders’ equity	15,668,688	14,869,589
Total liabilities and shareholders’ equity	$20,686,477	$21,143,147

See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries
Consolidated Statements of operations
(Unaudited)

	Three months ending
	January 31
	2006	2005
Revenues:
Net sales	$8,343,001	$7,363,417
Costs and expenses:
Cost of goods sold	3,767,761	3,357,331
Selling, general and administrative	2,648,659	2,343,665
Research, development and engineering	598,322	590,650
Total costs and expenses	7,014,742	6,291,646
Income from operations	1,328,259	1,071,771
Other expense:
Interest expense	(21,061)	(68,546)
Other (expense) income, net	(1,370)	8,783

Net income before income taxes	1,305,828	1,012,008
Income tax provision	(523,245)	(399,535)
Net income	$782,583	$612,473
Net income per share-basic	$0.14	$0.12

Weighted average number of shares-basic	5,588,556	5,271,911
Net income per share-diluted	$0.14	$0.11

Weighted average number of shares-diluted	5,604,354	5,421,512

See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31
	2006	2005
Net income	$782,583	$612,473
Other comprehensive income income
Foreign currency exchange	1,952	12,573
Reclassification adjustment for cash flow hedge losses included in net income, net of tax	0	3,415
Change in fair value of cash flow hedge, net of tax	0	4,691
Comprehensive income	$784,535	$633,152

See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries
Consolidated statements of cash flows
(Unaudited)

	Three Months Ended January 31
	2006	2005
Cash flows from operating activities:
Net income	$782,583	$612,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,876	58,770
Amortization	35,423	32,589
Gain on sale of equipment	0	(9,855)
Deferred income taxes	11,042	(5,797)
Increase in accrued interest-related parties	0	13,168
Changes in assets and liabilities, net of effect of acquisition-
Decrease in accounts receivable	169,703	1,102,200
Decrease (increase) in inventories	440,788	(218,663)
Decrease in prepaid and other current assets	321,841	42,402
Decrease in other assets	120,022	177
Increase in pension liability	5,915	0
Decrease in accounts payable and accrued liabilities	(1,038,227)	(695,539)
Net cash provided by operating activities	924,966	931,925
Cash flows from investing activities:
Proceeds from the disposal of fixed assets	0	11,081
Purchase of property and equipment	(57,998)	(90,976)
Net cash used in investing activities	(57,998)	(79,895)
Cash flows from financing activities:
Repayment of line of credit, net	(550,000)	0
Proceeds from stock options	0	51,800
Principal payments on long term debt	(12,537)	(81,412)
Net cash used in financing activities	(562,537)	(29,612)
Currency effects on cash	1,952	12,573
Net increase in cash and cash equivalents	306,383	834,991
Cash and cash equivalents, beginning of period	1,305,541	1,466,098
Cash and cash equivalents, end of period	$1,611,924	$2,301,089
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,316	$33,109
Cash paid for income taxes	$77,958	$172,397
See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2006
(Unaudited)

1.	Basis of Presentation

Our unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our October 31, 2005 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) have been omitted or condensed pursuant to such rules and regulations.

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of January 31, 2006 and the results of operations and cash flows for the three month periods ended January 31, 2006 and 2005. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

2. Critical Accounting Policies

Principles of consolidation

The consolidated financial statements include our operations and the operations of our wholly-owned subsidiaries. All significant inter-company transactions and account balances have been eliminated.

Cash and cash equivalents

We consider all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

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

Intangible assets

As a result of the acquisition of the IMPAC Companies, we determined with the help of valuation specialists, that the customer list has a value of $1,000,000. It is being amortized over ten years. We also determined that the trade names have a value of $1,800,000 and have an indefinite life and are therefore not amortized. Instead the recorded value of the trade names is tested for impairment at least annually..

We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. We believe that there had been no impairments of our long-lived assets through January 31, 2006.

Sales

We sell our products to independent representatives and directly to third party end-users. Revenue on the sale of product is recognized at the time of shipment when title to the product passes to the independent representative or third party end-user. Customers do not have the right to return products shipped to them. We provide an allowance for doubtful accounts on an estimated basis.

3. Stock Options

Effective August 1, 2005, we adopted the fair value method of accounting for stock options under Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation.” SFAS 123R requires stock options to be expensed over the vesting period based on the fair value at the date the stock option was granted. No stock options have been issued since August 1, 2005.

Prior to August 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for our Amended and Restated Omnibus Stock Incentive Plan (the “Plan”).

If compensation expense for our stock options were previously recognized based on their fair value as prescribed in SFAS 123R, the impact on net income and earnings per share would be as follows:

Three Months Ended January 31,
2005
Net income, as reported	$612,473
Less fair value of stock options	213
Pro forma	$612,260

Net income per common share, basic and diluted
As reported, basic	$0.12
As reported, diluted	0.12

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

At January 31, 2006, we were not a party to any derivative instruments or hedging activities.

5. Inventory

The components of inventories at January 31, 2006 and October 31, 2005 are as follows:

	January 31, 2006	October 31, 2005
Materials and parts	$3,523,235	$3,488,756
Work-in Process	1,134,321	999,193
Finished Goods	2,615,864	3,223,103
	$7,273,420	$7,711,052

6. Intangible Assets

The components of intangible assets at January 31, 2006 are as follows:

	Cost	Amortization
Deferred financing costs	$91,071	$91,071
Customer lists	1,161,580	333,069
Total intangibles subject to amortization	1,252,651	424,140
Trade names	1,800,000	-
Total intangible assets	$3,052,651	$424,140

Amortization of customer lists and deferred financing costs was $35,600 for the three months ended January 31, 2006. Ongoing charges will be $33,078 per quarter thru fiscal year 2010. The subsequent amortization charge will be $25,000 per quarter for from 11/1/2010 through 12/30/2012.

7. Long Term Debt

Long term debt consists of the following:	January 31 , 2006	October 31, 2005
A revolving credit facility (the “Facility”) with a bank, collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at January 31, 2005 was 6.50%. The Facility has a maturity date of November 20, 2007.	$750,000	$1,300,000

A term loan with an interest rate of 5.22% and a maturity date of August 30, 2008	139,981	151,762
	889,981	1,451,762
Less current portion	50,310	49,543
	839,671	1,402,219

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of January 31, 2006, we were in compliance with all covenants.

8. Segment information

Management reviews its domestic and European operations to evaluate performance and resources. Management has aggregated its operations into one industry segment. Geographic information is as follows:

Revenues	Three Months Ended January 31, 2006	Three Months Ended January 31, 2005
Domestic	$4,761,197	$3,976,412
European	3,581,804	3,387,005
	$8,343,001	$7,363,417

Long-lived Assets	At January 31, 2006
Domestic	$7,025,195
European	6,082,926
Elimination	(6,435,881)
$6,672,240

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
“Domestic Operations” to refer to the operations of our company in the United States, whether or not those operations pertained to sales made to customers located inside or outside of the United States; and

•	“IMPAC Operations” to refer to the operations of the IMPAC Companies, whether or not those operations pertained to sales made to customers of the IMPAC Companies located in Europe or elsewhere.

Results of Operations

Three Months Ended January 31, 2006 Compared To Three Months Ended January 31, 2005

Total revenues for the three months ended January 31, 2006 were $8,343,001, which represented a 13% increase over total revenues of $7,363,417 for the three month period ended January 31, 2005. The increase can be primarily attributed to increased sales volume.

Our cost of sales for the three months ended January 31, 2006 was $3,767,761 (45.2% of sales) compared to $3,357,331 (45.6% of sales) for the same period in fiscal 2005. The improvement in margin can be attributed to a better product mix and increased absorption of overhead because of the higher sales volume.

Selling, general and administrative expenses were $2,648,659 for the three months ended January 31, 2006 compared to $2,343,665 for the same period in fiscal 2005. This increase of approximately $305,000 was due primarily to:

• Commission expenses	$147,000	As a result of an increase in sales
• Compensation expenses	$133,000	As a result of increase in staff size

Research and development expenses increased for the three months ended January 31, 2006 to $598,322 from $590,650 for the same quarter in 2005.

Our income from operations for the three months ended January 31, 2006 was $1,328,259 compared to $1,071,771 for the comparable period in fiscal 2005. The 24% increase was primarily due to an increase in sales and gross margin.

Our interest expense for the three months ended January 31, 2006 was $21,061 compared to $68,546 for the same period last year. Interest expense was reduced due to the lower level of borrowing in 2006.

Our net income before the provision for income taxes for the three months ended January 31, 2006 was $1,305,828 compared to $1,012,008 for the comparable period in fiscal 2005. The 29% increase is primarily due to an increase in sales and gross margin.

Our effective tax rate for the three month period ended January 31, 2006 was 40.0% compared to 39.5% for the three months ended January 31, 2005.

Our net income for the three months ended January 31, 2006 was $782,583 compared to $612,473 for the comparable period in fiscal 2005. The 28% increase in net income is primarily due to the increase in sales and gross margin.

Liquidity and Capital Resources

At January 31, 2006, we held $1,611,924 in cash, and we had $4,491,778 in accounts receivable. The increase in cash of $306,383 since October 31, 2005 resulted from an increase in cash from operations of $924,966, offset by cash used in financing activities of $562,537 (repayment of debt) and a use of cash in investing activities of $57,998.

Our working capital at January 31, 2006 was $10,240,177 as compared to $9,958,805 at year-end October 31, 2005. This increase primarily was a result of decreases in our accounts payable, accrued expenses and long term debt, offset by a decrease in inventory.

As of January 31, 2006, we had an additional $3,250,000 of available credit under the Facility. In addition, we have unused lines of credit in Europe which amount to approximately $605,000.

Off-Balance Sheet Arrangements

We entered into an interest rate swap contract in November 2002 which converted the variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed- and floating-rate interest payments periodically over the life of the three-year agreement. This agreement was terminated July 1, 2005. The fair value of the interest rate swap at January 31, 2005, was $8,092. We were not a party to any other off-balance sheet arrangement during the fiscal year ended October 31, 2005 or the quarter ended January 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposures to market risks include fluctuations in interest rates on our long term debt as well as fluctuations in foreign currency exchange rates.

Foreign Exchange Rate Risk

Except for inter-company sales between our subsidiaries in the European Union, we deal almost exclusively in US dollars. Our exposure to currency exposure is mitigated by the buy/sell relationship that exists between our Domestic Operations and our IMPAC Operations. Our foreign exchange risk was estimated as a potential hypothetical change in currency exchange between the US Dollar and the European Euro of 10%. The resulting hypothetical result would not materially affect the operating results.

Interest Rate Risk

Due to its short-term duration, the fair value of our cash and investment portfolio at January 31, 2006 and October 31, 2005 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying values.

Our total long-term debt outstanding, excluding the current portion, at January 31, 2006 and October 31, 2005 was $839,671 and $1,402,219, respectively, and consisted mainly of a revolving credit facility. The interest rates on these debt instruments are primarily variable and range from 5.22% to 6.5% at January 31, 2006 and 5.22% to 5.75% at October 31, 2005. Due to the immaterial amounts of the outstanding debt, a hypothetical change of 10% in interest rates would not have a material effect on our near-term financial condition or results of operations.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1A Risk Factors

This report on Form 10-Q is the first SEC filing made by the Company since it ceased to be a small business issuer. The Company did not include risk factors in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005. The risk factors set forth below are the initial set of risk factors disclosed by the Company in a filing made by it pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Fluctuations in our quarterly and annual operating results make it difficult to predict our future performance

Our quarterly and annual operating results are likely to fluctuate in the future due to a variety of factors, some of which are beyond our control. As a result of the fluctuations in our quarterly operating results, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. Factors that may affect our future operating results include:

•	the timing, number and size of orders from, and shipments to, our customers, as well as the relative mix of those orders;

•	the timing and market acceptance of our or our competitors’ new products, product enhancements or technologies;

•	changes in our or our competitors’ pricing policies;

•	the timing and amount of any inventory write downs;

•	our ability to obtain sufficient supplies of critical components;

•	foreign currency fluctuations;

•	costs associated with the acquisition of other businesses, product lines or technologies;

•	our ability to integrate acquired businesses, product lines or technologies; and

•	general economic conditions, both domestically and internationally.

Our future success will depend on our ability to respond to the rapid technological change in the markets in which we compete

The markets for single point temperature measurement and thermal imaging equipment are characterized by rapid technological developments and frequent new product introductions, enhancements and modifications. Our success will depend in large part on our ability to develop new technologies that anticipate changing customer requirements. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to timely develop and introduce new technologies, our business, financial condition and results of operations would be adversely affected. From time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in inventory obsolescence.

We must successfully introduce new or enhanced products to be successful

Our future success depends on our ability to continue to improve our existing products and to develop new products using the latest technology that can satisfy customer requirements. For example, we believe that our long term success will depend on increasing acceptance of our line of thermal imaging systems, sales of which we expect to generate a substantial amount of our annual revenue. We are also investing a significant amount of our financial resources in the enhancement of some of our other existing products. We cannot be certain that we will successfully complete these enhancements within the necessary time period or that customers will accept our new products, or any future products. Our failure to complete the enhancement of these products or the failure of our current or future products to gain or maintain market acceptance could have a material adverse effect on our business, financial condition and results of operations.

Competition in the market for thermal imaging equipment is intense and our failure to compete effectively would adversely affect our business

Competition in the markets for our products is intense. The speed with which companies can identify new applications for non-contact temperature measurement systems and devices, develop products to meet those needs and supply commercial quantities at low prices to the market are important competitive factors. We believe the principal competitive factors in our markets are product features, reliability and price. In the case of our thermal imaging systems, a further factor affecting our ability to compete is the availability of microbolometers from the limited number of manufacturers who can supply that device in quantities sufficient to meet our needs. Additionally, our products compete indirectly with other lower cost products, such as thermocouples. Finally, many of our competitors have greater financial, technical, research and development and marketing resources than we do. All of these factors result in greater challenges from our existing competitors as well as increasing competition from new competitors and require us to continue to invest in, and focus on, research and development and new product innovation. No assurance can be given that we will be able to compete effectively in the future, which would have a material adverse effect on our business, financial condition and results of operations.

Dependence on limited source suppliers of components of our products exposes us to risks that could result in delays in satisfying customer demand, increased costs and loss of revenue

In some cases, we rely on a limited source of suppliers to provide certain components for our products. Accordingly, we could experience a shortage in the supply of some of our components. In particular, we acquire the microbolometers or uncooled focal plane arrays that we integrate into our Mikroscan thermal imaging product lines from two third party sources of that component. Our business, financial condition and results of operations could be materially and adversely affected in the event that either (i) the number of microbolometers delivered to us is insufficient to satisfy our requirements or (ii) we are obligated to purchase microbolometers in excess of the number we require.

Based on past experience, we expect to occasionally receive late deliveries or to experience inadequate supplies of certain components. If the components provided by any significant supplier were to become unavailable, our manufacturing operations would be disrupted. Unless we could identify and qualify acceptable replacement components or redesign our products with different components, we might not be able to obtain necessary components on a timely basis or at acceptable prices. Any extended interruption in the supply of sole or limited source components would have a material adverse effect on our business, financial condition and results of operations.

Our future success depends in part on attracting and retaining key senior management and qualified technical and sales personnel

Our future success depends on the efforts and continued services of our key executives and our ability to attract and retain qualified technical and sales personnel. Significant competition exists for such personnel and we cannot assure the retention of our key technical and sales personnel or our ability to attract, assimilate and retain other highly qualified technical and sales personnel as may be required in the future. We also cannot assure that employees will not leave and subsequently compete against us. If we are unable to attract and retain key personnel, our business, financial condition and results of operations could be adversely affected.

Any acquisition or equity investment we make could disrupt our business and harm our financial condition and results of operations

We have in the past, and may in the future, acquire complementary businesses or technologies or enter into joint ventures. We may experience difficulties in assimilating the personnel, operations, products and technology acquired in any future acquisitions or investments we make. Additionally, we could lose the key personnel from any of the companies that we acquire, incur unanticipated costs and assume new liabilities. Any of these difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we might have to incur additional debt or issue additional equity securities to pay for any future acquisitions. The issuance of any additional equity securities could dilute our existing shareholders’ ownership. No assurance can be given that we will realize the anticipated benefits of any acquisition or that such acquisition will not have a material adverse effect on our business, financial condition and results of operations.

We face risks from international sales and currency fluctuations

We market and sell our products worldwide. International sales account for a significant portion of our revenue. For the year ended October 31, 2005 and the three months ended January 31, 2006, international sales accounted for 58% and 54% respectively, of our net sales revenue. Our international sales are subject to a number of risks, including:

•	the imposition of governmental controls;

•	restrictions on the export of critical technology;

•	trade restrictions;

•	difficulty in collecting receivables;

•	inadequate protection of intellectual property;

•	labor union activities;

•	changes in tariffs and taxes;

•	difficulties in staffing and managing international operations;

•	political and economic instability; and

•	general economic conditions.

Historically, currency fluctuations have not materially affected our operating results. However, as a result of the increasing significance of sales made by, and the operating expenses incurred by our IMPAC Operations in currencies other than US dollars, changes in the value of foreign currencies in which our Domestic Operations sales and our IMPAC Operations sales are denominated or the costs incurred by our Domestic Operations and our IMPAC Operations could in the future cause fluctuations in our operating results. With respect to international sales denominated in US dollars, a decrease in the value of foreign currencies relative to the US dollar could make our products less price-competitive. The same may prove to be true with regard to the relative competitiveness of our IMPAC products in the event of a decrease in the Euro relative to the US dollar. No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations.

We may not be successful in maintaining and obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments

Licenses are required from government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 for export of some of our products. We can give no assurance that we will be successful in obtaining these licenses. Failure to obtain or delays in obtaining these licenses would prevent or delay us from selling our products outside the United States and would have a material adverse effect on our business, financial condition and results of operations.

Our products may suffer from defects or errors leading to substantial damage or warranty claims

Our products use complex system designs and components that may contain errors or defects, particularly when we incorporate new technology into our products or release new versions. While we have not yet had to recall a product, if any of our products are defective, we might be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, product defects could result in substantial product liability. We maintain product liability insurance, but cannot be certain that it is adequate or will remain available on acceptable terms.

Our inability to protect our intellectual property and proprietary rights and avoid infringing the rights of others could harm our competitive position and our business

Our ability to compete successfully and achieve future revenue growth depends, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. To accomplish this, we rely on trademark and trade secret laws, confidentiality agreements, contractual provisions and, to a lesser degree, on patents, to protect our proprietary rights. Virtually all of our proprietary rights are held in confidence as trade secrets and are not covered by patents, making them more difficult to protect. Four US patents have been issued to us covering technology related to our infrared thermometry products. None of these patents was material to our overall business. At the present time, we have two US patent applications pending relative to our thermal imaging technology. If those applications are granted, we cannot be certain that our patents or the trademarks that we hold will not be challenged or circumvented by competitors. Likewise, we cannot be certain that measures taken to protect our proprietary rights will adequately deter their misappropriation or disclosure. We also cannot be certain that we will obtain additional patents or trademarks on our technology. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations. Moreover, because intellectual property does not necessarily represent a barrier to entry into the thermal imaging industry, there can be no assurance that we will be able to maintain our competitive advantage or that competitors will not develop capabilities equal or superior to ours.

Litigation over patents and other intellectual property is common in our industry. We cannot assure you that we will not be the subject of patent or other litigation in the future. Defending intellectual property lawsuits and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort of our personnel. An adverse determination in a patent suit or in any other proceeding to which we may be a party could subject us to significant liabilities. An adverse determination could require us to seek licenses from third parties. If licenses were not available on commercially reasonable terms or at all, our business could be harmed.

Our stock price could fluctuate

Trading in our common stock in the past has been characterized by single digit prices at thin daily volumes with occasional volume spikes. Although various reports regarding our stock are published from time to time, we are unaware that any analyst covers our stock. Such being the case, many occurrences and events can materially change the price of our stock on a given day or over a short period of time. Factors that may cause fluctuations in our stock price include:

•	fluctuations in our quarterly operating results;

•	local, regional, national and international economic trends that affect the purchasing capacities of our customers and potential customers;

•	new product announcements by us or our competitors;

•	real or perceived changes in the markets for our products; and

•	announcements by us, or our competitors, of new or enhanced products or technological innovations or in the pricing of products.

Future issuances of our common stock could dilute current shareholders and adversely affect the market.

We have the authority to issue up to 15,000,000 shares of common stock and up to 1,000 shares of convertible preferred stock without shareholder approval. We also have authority to issue options and warrants to purchase shares of our common stock and preferred stock without shareholder approval.  These future issuances could be at values substantially below the price paid for our common stock by our current shareholders.

Future sales of our common stock also could adversely affect the market.

Future sales of our common stock into the market, including sales by our officers, directors and principal shareholders, may also depress the market price of our common stock. Sales of these shares of our common stock or the market’s perception that these sales could occur may cause the market price of our common stock to fall.  These sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.  The exercise of outstanding options will dilute our common shareholders and may depress the price of our common stock.

Provisions in our certificate of incorporation and New Jersey law may deter takeover efforts that might be beneficial to shareholder value.

We have the authority to issue up to 1,000 shares of convertible preferred stock without shareholder approval.  The issuance of convertible preferred stock by our Board of Directors could adversely affect the rights of the holders of our common stock.  An issuance of convertible preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock.  Our Board of Directors’ authority to issue convertible preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

Item 6  Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the Quarter ended January 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

MIKRON INFRARED, INC.

March 15, 2006	By:	/s/ Gerald D. Posner

Gerald D. Posner, Chief Executive Officer

By:	/s/ Paul A. Kohmescher

Paul A. Kohmescher, Chief Financial Officer

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002