Form 10-Q
period 2006-04-30
MIKRON INFRARED INC
filed 2006-06-14
CIK 787809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended April 30, 2006

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

As of June 13, 2006, 5,588,556 shares of common stock, par value $.003 per share, ("Common Stock") of the Registrant were outstanding.

Mikron Infrared, Inc. and Subsidiary

Index

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets - April 30, 2006 (unaudited) and
	October 31, 2005 audited	3

	Consolidated Statements of Operations - Three and six months
	ended April 30, 2006 and 2005- (unaudited)	4

	Consolidated Statements of Comprehensive Income - Three and six
	months ended April 30, 2006 and 2005- (unaudited)	4

	Consolidated Statements of Cash Flows - Six months ended
	April 30, 2006 and 2005- (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results Of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 5	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements
Mikron Infrared, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 30, 2006	October 31, 2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,083,473	$1,305,541
Accounts receivable, less allowance for doubtful accounts of $286,604 and $218,053 on April 30, 2006 and October 31, 2005, respectively	5,624,472	4,642,791
Inventories	7,517,143	7,711,052
Deferred tax - current	426,308	407,111
Prepaid expenses and other current assets	375,222	353,035
Total current assets	16,026,618	14,419,530
Property and equipment	645,538	653,966
Intangibles, net of accumulated amortization of $457,944 and $388,540 on April 30, 2006 and October 31, 2005, respectively.	2,601,961	2,663,683
Goodwill	3,323,933	3,330,687
Other assets	29,127	75,281
Total assets	$22,627,177	$21,143,147
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,385,132	$1,571,177
Accrued liabilities	3,851,036	2,840,005
Current portion of long term debt	53,242	49,543
Total current liabilities	5,289,410	4,460,725
Long term debt	80,131	1,402,219
Accrued pension benefits	295,969	281,180
Deferred taxes	109,434	129,434
Total liabilities	5,774,944	6,273,558
Shareholders’ equity:
Common stock, $.003 par value; 15,000,000 shares authorized, 5,588,556 shares issued and outstanding	16,796	16,796
Additional paid-in capital	8,184,464	8,135,710
Retained earnings	8,546,778	6,790,515
Other comprehensive income gain (loss)	104,195	(73,432)
Total shareholders’ equity	16,852,233	14,869,589
Total liabilities and shareholders’ equity	$22,627,177	$21,143,147

See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2006	2005	2006	2005
Revenues:
Net sales	$9,259,787	$7,599,721	$17,602,788	$14,963,138
Costs and expenses:
Cost of goods sold	4,245,159	3,460,325	8,012,920	6,817,656
Selling, general and administrative	2,834,666	2,497,904	5,483,325	4,841,569
Research, development and engineering	604,123	619,706	1,202,445	1,210,356
Total costs and expenses	7,683,948	6,577,935	14,698,690	12,869,581
Income from operations	1,575,839	1,021,786	2,904,098	2,093,557
Other expense:
Interest expense	(10,313)	(66,764)	(31,374)	(135,310)
Other income, net	4,057	7,444	2,687	16,227
Net income before income taxes	1,569,583	962,466	2,875,411	1,974,474
Income tax provision	(600,408)	(391,992)	(1,123,654)	(791,527)
Net income	$969,175	$570,474	$1,751,757	$1,182,947
Net income per share-basic	$0.17	$0 .10	$0.31	$0.22
Weighted average number of shares-basic	5,588,556	5,449,170	5,588,556	5,369,237
Net income per share-diluted	$0.17	$0.10	$0.31	$0.22
Weighted average number of shares-diluted	5,596,980	5,457,869	5,596,980	5,377,936

Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30		Six Months Ended
	2006	2005	2006	2005
Net income	$969,175	$570,474	$1,751,757	$1,182,947
Other comprehensive income income
Foreign currency exchange	67,827	(9,232)	69,779	8,009
Reclassification adjustment for cash flow hedge losses included in net income, net of tax	0	1,808	0	5,223
Change in fair value of cash flow hedge, net of tax	0	3,207	0	7,898
Comprehensive income	$1,037,002	$566,257	$1,821,536	$1,204,077

See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30
	2006	2005
Cash flows from operating activities:
Net income	$1,751,757	$1,182,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	161,628	116,739
Amortization	68,543	65,178
(Loss) on sale of equipment	(752)	(9,855)
Deferred income taxes (benefit) expense	(6,907)	1,409
Stock compensation expense	48,754	0
Changes in assets and liabilities, net of effect of acquisition-
(Increase) decrease in accounts receivable	(835,754)	363,141
Decrease in inventories	314,181	31,987
Decrease in prepaid and other current assets	455,816	4,177
Increase in pension liability	9,595	5,423
Increase (decrease) in accounts payable and accrued liabilities	228,195	(1,053,022)
Net cash provided by operating activities	2,195,056	708,124
Cash flows from investing activities:
Proceeds from the disposal of fixed assets	1,699	11,081
Increase in other assets	(19,288)	0
Purchase of property and equipment	(143,849)	(227,596)
Net cash used in investing activities	(161,438)	(216,515)
Cash flows from financing activities:
Repayment of line of credit, net	(1,300,000)	0
Proceeds from stock options	0	476,066
Payment of notes payable to related party	0	(593,455)
Principal payments on long term debt	(25,584)	(162,240)
Net cash used in financing activities	(1,325,584)	(279,629)
Currency effects on cash	69,898	8,009
Net increase in cash and cash equivalents	777,932	219,989
Cash and cash equivalents, beginning of period	1,305,541	1,466,098
Cash and cash equivalents, end of period	$2,083,473	$1,686,087
Supplemental disclosure of cash flow information:
Cash paid for interest	$36,373	$175,250
Cash paid for income taxes	$250,245	$453,354

See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2006

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

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of April 30, 2006 and the results of operations and cash flows for the three and six month periods ended April 30, 2006 and 2005. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

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

Intangible assets

As a result of the acquisition of the IMPAC Companies, we determined with the help of valuation specialists, that the customer list has a value of $1,000,000. It is being amortized over ten years. We also determined that the trade names have a value of $1,800,000 and have an indefinite life and are therefore not amortized. The recorded value of the trade names is tested for impairment at least annually.

We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. We believe that there had been no impairments of our long-lived assets through April 30, 2006.

Sales

We sell our products to independent representatives and directly to third party end-users. Revenue on the sale of product is recognized at the time of shipment when title to the product passes to the independent representative or third party end-user. Customers do not have the right to return products shipped to them. We provide an allowance for doubtful accounts on an estimated basis.

3. Stock Options

Effective August 1, 2005, we adopted the fair value method of accounting for stock options under Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation.” SFAS 123R requires stock options to be expensed over the vesting period based on the fair value at the date the stock option was granted. We recorded an expense of $48,754 in connection with the granting of an option to purchase 10,000 shares of common stock in the second quarter of the 2006 fiscal year.

Prior to August 1, 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for our Amended and Restated Omnibus Stock Incentive Plan (the “Plan”).

If compensation expense for our stock options had been previously recognized based on their fair value as prescribed in SFAS 123R, the impact on net income and earnings per share would have been as follows:

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Six Months Ended April 30, 2006	Six Months Ended April 30, 2005

Net income, as reported	$969,175	$570,474	$1,751,751	$1,182,947
Add: Stock based compensation expense included in reported net income, net of tax	29,252	0	29,252	0
Less: Total stock based compensation under the fair value method, net of tax	(29,252)	(587)	(29,252_	(700)
Pro forma	$969,175	$569,887	$1,751,757	$1,182,247

Net income per common share, basic and diluted
As reported, basic and diluted	$0.17	$0.10	$0.31	$0.22
Pro forma, basic and diluted	$0.17	$0.10	$0.31	$0.22

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

At April 30, 2006, we were not a party to any derivative instruments or hedging activities.

5. Inventory

The components of inventories at April 30, 2006 and October 31, 2005 are as follows:

	April 30, 2006	October 31, 2005
Materials and parts	$3,558,400	$3,488,756
Work-in Process	1,313,530	999,193
Finished Goods	2,645,213	3,223,103
	$7,517,143	$7,711,052

6. Intangible Assets

The components of intangible assets at April 30, 2006 are as follows:

	Cost	Amortization	Cost	Amortization
	April 30, 2006	April 30, 2006	October 31, 2005	October 31, 2005
Deferred financing costs	$91,071	$91,071	91,070	$88,540
Customer lists	1,168,834	366,873	1,161,153	300,000
Total intangibles subject to amortization	1,259,905	457,944	1,252,223	388,540
Trade names	1,800,000	-	1,800,000	-
Total intangible assets	$3,059,905	$457,944	$3,052,223	$388,540

Amortization of customer lists was $33,804 for the three months ended April 30, 2006 and $69,404 for the six months ended April 30, 2006. Ongoing charges will be approximately $34,000 per quarter thru fiscal year 2010. The subsequent amortization charge will be $25,000 per quarter from November 1, 2010 through December 31, 2012.

7. Long Term Debt

Long term debt consists of the following:	April 30, 2006	October 31, 2005
A revolving credit facility (the “Facility”) with a bank, collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at April 30, 2006 was 6.75%. The Facility has a maturity date of November 20, 2007.	$0	$1,300,000

A term loan with an interest rate of 5.22% and a maturity date of August 30, 2008	133,373	151,762
	133,373	1,451,762
Less current portion	53,242	49,543
	$80,131	$1,402,219

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. As of April 30, 2006, we were in compliance with all covenants.

8. Segment information

Management reviews its domestic and European operations to evaluate performance and resources. Management has aggregated its operations into one industry segment. Geographic information is as follows:

Revenues	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Six Months Ended April 30, 2006	Six Months Ended April 30, 2005
Domestic	$5,446,797	$4,408,082	$10,207,994	$8,384,494
European	3,812,990	3,191,639	7,394,794	6,578,644
	$9,259,787	$7,599,721	$17,602,788	$14,963,138

Long-lived Assets	April 30, 2006	October 31, 2005
Domestic	$6,922,622	$7,065,308
European	6,397,131	6,077,496
Elimination	(6,719,194)	(6,419,187)
	$6,600,559	$6,723,617

9. Subsequent events

On May 1, 2006 we acquired the net assets ($84,000) of Kleiber GmbH located in Saalfeld, Germany for approximately $330,000. Net assets at fair market value were allocated to Kleiber’s customer list and will be amortized over the five year period ending April 30, 2011. Kleiber is a manufacturer of infrared pyrometers for temperature measurement of fast processes at high speeds involving response times as quick as 10 milliseconds and is the predominate supplier in that market niche.

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

Results of Operations

Six Month Ended April 30, 2006 Compared To Six Months Ended April 30, 2005

Total revenues for the six months ended April 30, 2006 were $17,602,788, which represented an 18% increase over total revenues of $14,963,138 for the six month period ended April 30, 2005. The increase can be attributed to an increase in volume.

Our cost of sales for the six months ended April 30, 2006 was $8,012,920 (45.5% of sales) compared to $6,817,656 (45.6% of sales) for the same period in fiscal 2005.

Selling, general and administrative expenses were $5,483,325 for the six months ended April 30, 2006 compared to $4,841,569 for the same period in fiscal 2005. This $642,000 increase was due primarily to :

•  an increase of $258,000 in compensation due primarily to additional staff,

•  an increase of $145,000 in commission expense due to increase in sales,

•  an increase of $83,000 in marketing expenses,

•  an increase of $58,000 in bad debt expense, and

•       an increase of $56,000 for relocation expenses incurred in moving our Frankfurt offices

•  an increase in option expense of $49,000.

Research and development expenses decreased for the six months ended April 30, 2006 to $1,202,445 from $1,210,356 for the same quarter in 2005.

Our income from operations for the six months ended April 30, 2006 was $2,904,098 compared to $2,093,557 for the comparable period in fiscal 2005. The 39% increase was due primarily from the increase of sales and gross profit percentage offset to a lesser degree by the increases in operating expenses.

Our interest expense for the six months ended April 30, 2006 was $31,374 compared to $135,310 for the same period last year. The reduction is interest expense is due to the pay down of long term debt.

Our net income before the provision for income taxes for the six months ended April 30, 2006 was $2,875,411 compared to $1,974,474 for the comparable period in fiscal 2005. The 46% increase was primarily due to the increase of sales offset to a lesser degree by the increase in operating expenses.

Our effective tax rate for the six months ended April 30, 2006 was 39%. Our effective rate of the first six months of fiscal 2005 was 40%.

Our net income for the six months ended April 30, 2006 was $ 1,751,757 compared to $1,182,947 for the comparable period in fiscal 2005. The 48% increase in net income was primarily due to the 18% increase in sales offset to a lesser degree by an increase in operating expenses.

Three Months Ended April 30, 2006 Compared To Three Months Ended April 30, 2005

Total revenues for the three months ended April 30, 2006 were $9,259,787, which represented a 22% increase over total revenues of $7,599,721 for the three month period ended April 30, 2005. The increase can be primarily attributed to increased sales volume.

Our cost of sales for the three months ended April 30, 2006 was $4,245,159 (45.8% of sales) compared to $3,460,325 (45.5% of sales) for the same period in fiscal 2005. The decrease in margin can be attributed to product mix offset by an increased absorption of overhead because of the higher sales volume.

Selling, general and administrative expenses were $2,834,666 for the three months ended April 30, 2006 compared to $2,497,904 for the same period in fiscal 2005. This increase of approximately $337,000 was due primarily to:

•  an increase of $156,000 in compensation due primarily to additional staff,

•  an increase of $56,000 in bad debt expense,

•  the increase in option expense of approximately $49,000 mentioned above,

•  an increase of $39,000 in marketing expenses, and

•  an increase of $21,000 in commission expense due to the increase in sales.

Research and development expenses decreased for the three months ended April 30, 2006 to $604,123 from $619,706 for the same quarter in 2005.

Our income from operations for the three months ended April 30, 2006 was $1,575,839 compared to $1,021,786 for the comparable period in fiscal 2005. The 54% increase was primarily due to an increase in sales offset partially by the increase in operating expenses.

Our interest expense for the three months ended April 30, 2006 was $10,313 compared to $66,764 for the same period last year. Interest expense was reduced due to the reduction of debt.

Our net income before the provision for income taxes for the three months ended April 30, 2006 was $1,569,583 compared to $962,466 for the comparable period in fiscal 2005. The 63% increase is primarily due to an increase in sales off set partially by increase in expenses.

Our effective tax rate for the three month period ended April 30, 2006 was 38% compared to 41% for the three months ended April 30, 2005.

Our net income for the three months ended April 30, 2006 was $969,175 compared to $570,474 for the comparable period in fiscal 2005. The 70% increase in net income is primarily due to the increase in sales offset partially by the increase in expenses.

Liquidity and Capital Resources

At April 30, 2006, we held $2,083,473 in cash, and we had $5,624,472 in accounts receivable. The increase in cash of $778,000 since October 31, 2005 resulted from an increase in cash from operations of $2,195,000, offset by cash used in financing activities of $1,326,000 (repayment of debt) and a use of cash in investing activities of $161,000.

Our working capital at April 30, 2006 was $10,737,000 as compared to $9,959,000 at year-end October 31, 2005. This increase primarily was a result of an increase of cash of $778,000 and receivables of $836,000 offset by an increase in accrued liabilities of $619,000 and other tax liability of $434,000.

As of April 30, 2006, we had $4,000,000 of available credit under our revolving credit facility. In addition, we have unused lines of credit in Europe which amount to approximately $4,500,000.

Off-Balance Sheet Arrangements

We entered into an interest rate swap contract in November 2002 which converted our variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed- and floating-rate interest payments periodically over the life of the three-year agreement. This agreement was terminated July 1, 2005. The fair value of the interest rate swap at April 30, 2005, was $13,121. We were not a party to any other off-balance sheet arrangement during the fiscal year ended October 31, 2005 or thus far in fiscal year 2006.

Subsequent event

On May 1, 2006 we acquired the net assets ($84,000) of Kleiber GmbH located in Saalfeld, Germany for approximately $330,000. Net assets at fair market value were allocated to Kleiber’s customer list and will be amortized over the five year period ending April 30, 2011. Kleiber is a manufacturer of infrared pyrometers for temperature measurement of fast processes at high speeds involving response times as quick as 10 milliseconds and is the predominate supplier in that market niche.

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

Interest Rate Risk

Due to its short-term duration, the fair value of our cash and investment portfolio at April 30, 2006 and October 31, 2005 approximated its carrying value.

Our total long-term debt outstanding, excluding the current portion, at April 30, 2006 and October 31, 2005 was $80,131 and $1,402,219, respectively and consisted of a term loan. The interest rate on this debt instrument is fixed at 5.22% at April 30, 2006 and 5.22% to 5.75% at October 31, 2005. Due to the immaterial amounts of the outstanding debt, a hypothetical change of 10% in interest rates would not have a material effect on our near-term financial condition or results of operations.

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

PART II - OTHER INFORMATION

Item 5 Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 3, 2006.. As of the March 29, 2006 record date of the meeting, there were a total of 5,588,556 shares of the Company’s common stock outstanding and entitled to be voted at the annual meeting. There were 5,248,577 shares (93.9%) present in person or by proxy at the meeting.

The following directors were elected at the meeting:

	Number of Shares
Director	For	Withheld

Gerald D. Posner	5,233,477	15,100
Dennis Stoneman	5,233,477	15,100
Keikhosrow Irani	5,233,477	15,100
William J. Eckenrode	5,233,477	15,100
Henry M. Rowan	5,231,477	17,100
Lawrence C. Karlson	5,233,477	15,100
James L. Hamling	5,048,639	182,838

Also at the Meeting, the shareholders ratified the selection of BDO Seidman LLP as the Company’s independent accountants for the fiscal year ending October 31, 2006 by a vote of 5,146,677 shares in favor and 9,100 shares opposed to the proposal

Item 6  Exhibits and Reports on Form 8-K

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the Quarter ended April 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

June 13, 2006

MIKRON INFRARED, INC.

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