Form 10-Q
period 2006-07-31
MIKRON INFRARED INC
filed 2006-09-14
CIK 787809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended July 31, 2006

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

As of September 13, 2006, 5,588,556 shares of common stock, par value $.003 per share, ("Common Stock") of the Registrant were outstanding.

Mikron Infrared, Inc. and Subsidiary

Index

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets - July 31, 2006 (unaudited) and
	October 31, 2005 audited	3

	Consolidated Statements of Operations - Three and nine months
	ended July 31, 2006 and 2005- (unaudited)	4

	Consolidated Statements of Comprehensive Income - Three and nine
	months ended July 31, 2006 and 2005- (unaudited)	4

	Consolidated Statements of Cash Flows - Nine months ended
	July 31, 2006 and 2005- (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results Of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements
Mikron Infrared, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 31, 2006	October 31, 2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,961,438	$1,305,541
Accounts receivable, less allowance for doubtful accounts of $289,567 and $218,053 on July 31, 2006 and October 31, 2005, respectively	5,585,662	4,642,791
Inventories	8,395,296	7,711,052
Deferred tax - current	511,448	407,111
Prepaid expenses and other current assets	249,744	353,035
Total current assets	16,703,588	14,419,530
Property and equipment	741,850	653,966
Intangibles, net of accumulated amortization of $505,335 and $388,540 on July 31, 2006 and October 31, 2005, respectively.	2,828,653	2,663,683
Goodwill	3,306,005	3,330,687
Other assets	29,155	75,281
Total assets	$23,609,251	$21,143,147
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,645,792	$1,571,177
Accrued liabilities	3,560,228	2,840,005
Current portion of long term debt	24,740	49,543
Total current liabilities	5,230,760	4,460,725
Long term debt	101,726	1,402,219
Accrued pension benefits	360,632	281,180
Deferred taxes	129,434	129,434
Total liabilities	5,822,552	6,273,558
Shareholders’ equity:
Common stock, $.003 par value; 15,000,000 shares authorized, 5,588,556 shares issued and outstanding	16,796	16,796
Additional paid-in capital	8,184,464	8,135,710
Retained earnings	9,442,939	6,790,515
Other comprehensive income gain (loss)	142,500	(73,432)
Total shareholders’ equity	17,786,699	14,869,589
Total liabilities and shareholders’ equity	$23,609,251	$21,143,147

See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2006	2005	2006	2005
Revenues:
Net sales	$8,873,613	$7,048,353	$26,476,401	$22,011,491
Costs and expenses:
Cost of goods sold	3,912,653	3,208,397	11,925,574	10,026,068
Selling, general and administrative	2,705,600	2,434,477	8,188,925	7,276,403
Research, development and engineering	732,504	536,062	1,934,949	1,746,418
Total costs and expenses	7,350,757	6,178,936	22,049,448	19,048,889
Income from operations	1,522,856	869,417	4,426,953	2,962,602
Other expense:
Interest expense	(41,640)	(90,502)	(73,014)	(225,812)
Other income (expense), net	(9,599)	6,142	(6,911)	22,726
Net income before income taxes	1,471,617	785,057	4,347,028	2,759,516
Income tax provision	(575,459)	(322,914)	(1,699,113)	(1,114,435)
Net income	$896,158	$462,143	$2,647,915	$1,645,081
Net income per share-basic	$0.16	$0 .08	$0.47	$0.30
Weighted average number of shares-basic	5,588,556	5,588,556	5,588,556	5,423,225
Net income per share-diluted	$0.16	$0.08	$0.47	$0.30
Weighted average number of shares-diluted	5,600,026	5,598,673	5,600,026	5,433,343

Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005
Net income	$896,158	$462,143	$2,647,915	$1,645,081
Other comprehensive income
Foreign currency exchange	3,660	(46,858)	73,439	(39,179)
Reclassification adjustment for cash flow hedge losses included in net income, net of tax	0	18	0	5,641
Change in fair value of cash flow hedge, net of tax	0	12,543	0	20,441
Comprehensive income	$899,818	$427,846	$2,721,354	$1,631,984

See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31
	2006	2005
Cash flows from operating activities:
Net income	$2,647,915	$1,645,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	258,828	185,185
Amortization	115,166	97,767
Gain on sale of equipment	(752)	(17,901)
Deferred income taxes benefit	(94,038)	(139,082)
Stock compensation expense	48,754	0
Changes in assets and liabilities, net of effect of acquisition-
(Increase) decrease in accounts receivable	(754,330)	947,154
(Increase) in inventories	(309,648)	(352,302)
Decrease in prepaid and other current assets	544,168	16,827
Decrease in pension liability	(68,816)	(20,555)
Increase (decrease) in accounts payable and accrued liabilities	105,690	(927,298)
Net cash provided by operating activities	2,492,937	1,434,876
Cash flows from investing activities:
Proceeds from the disposal of fixed assets	6,384	33,879
Acquisition of business, net of cash acquired	(182,509)	0
Purchase of property and equipment	(259,307)	(425,878)
Net cash used in investing activities	(435,432)	(391,999)
Cash flows from financing activities:
Repayment of line of credit, net	(1,300,000)	0
Proceeds from stock options	0	476,065
Tax benefit on exercised stock options	0	657,670
Payment of notes payable to related party	0	(1,257,868)
Principal payments on long term debt	(177,341)	(1,290,715)
Net cash used in financing activities	(1,477,341)	(1,414,848)
Currency effects on cash	75,733	(39,179)
Net increase in cash and cash equivalents	655,897	(411,150)
Cash and cash equivalents, beginning of period	1,305,541	1,466,098
Cash and cash equivalents, end of period	$1,961,438	$1,054,948
Supplemental disclosure of cash flow information:
Cash paid for interest	$69,107	$140,034
Cash paid for income taxes	$1,162,172	$229,108
Non cash investing and financing activities: -Note issued to seller in connection with acquisition of company	$171,215	$0

See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2006
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

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of July 31, 2006 and the results of operations and cash flows for the three and nine month periods ended July 31, 2006 and 2005. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

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

Intangible assets

As a result of the acquisition of the IMPAC Companies, we determined with the help of valuation specialists, that the customer list has a value of $1,000,000. It is being amortized over ten years. We also determined that the trade names have a value of $1,800,000 and have an indefinite life and are therefore not amortized, but will be tested for impairment at least annually.

We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. We believe that there had been no impairments of our long-lived assets through July 31, 2006.

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

If compensation expense for our stock options had been previously recognized based on their fair value as prescribed in SFAS 123R, the impact on net income and earnings per share would have been as follows:

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2006	Nine Months Ended July 31, 2005

Net income, as reported	$896,158	$462,143	$2,647,915	$1,645,081
Add: Stock based compensation expense included in reported net income, net of tax	29,252	0	29,252	0
Less: Total stock based compensation under the fair value method, net of tax	(29,252)	(67,831)	(29,252)_	(68,531)
Pro forma	$896,158	$394,312	$2,647,915	$1,576,550

Net income per common share, basic and diluted
As reported, basic and diluted	$0.16	$0.08	$0.47	$0.30
Pro forma, basic and diluted	$0.16	$0.08	$0.47	$0.30

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

At July 31, 2006, we were not a party to any derivative instruments or hedging activities.

5.	Inventory

The components of inventories at July, 2006 and October 31, 2005 are as follows:

	July 31, 2006	October 31, 2005
Materials and parts	$3,781,705	$3,488,756
Work-in Process	1,423,139	999,193
Finished Goods	3,190,452	3,223,103
	$8,395,296	$7,711,052

6.	Intangible Assets

The components of intangible assets at July 31, 2006 are as follows:

	Cost	Amortization	Cost	Amortization
	July 31, 2006	July 31, 2006	October 31, 2005	October 31, 2005
Deferred financing costs	$91,071	$91,071	91,070	$88,540
Customer lists	1,442,918	414,264	1,161,153	300,000
Total intangibles subject to amortization	1,533,989	505,335	1,252,223	388,540
Trade names	1,800,000	-	1,800,000	-
Total intangible assets	$3,333,989	$505,335	$3,052,223	$388,540

Amortization of customer lists was approximately $47,391 for the three months ended July 31, 2006 and $114,272 for the nine months ended July 31, 2006.

Subsequent quarterly amortization charges of customer lists will be approximately $47,000 per quarter through fiscal year 2010.

Amortization charge will be approximately $39,000 per quarter from November 1, 2010 through April 30, 2011.

Amortization charges will be approximately $25,000 per quarter from April 30, 2011 through November 30, 2012.

7.	Long Term Debt

Long term debt consists of the following:	July 31, 2006	October 31, 2005
A revolving credit facility (the “Facility”) with a bank, collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at April 30, 2006 was 6.75%.	$0	$1,300,000

Deferred seller financing with an 8% interest rate. Note paid off August 31, 2006	126,466	0
A term loan with an interest rate of 5.22% and a maturity date of August 31, 2008	0	151,762
	126,466	1,451,762
Less current portion	24,740	49,543
	$101,726	$1,402,219

8.	Segment information

Management reviews its domestic and European operations to evaluate performance and resources. Management has aggregated its operations into one industry segment. Geographic information is as follows:

Revenues	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
Domestic	$4,931,630	$15,139,623	$3,789,988	$12,174,482
European	3,941,983	11,336,778	3,258,365	9,837,009
	$8,873,613	$26,476,401	$7,048,353	$22,011,491

Long-lived Assets	July 31, 2006	October 31, 2005
Domestic	$6,894,137	$7,065,308
European	6,793,857	6,077,496
Elimination	(6,782,331)	(6,419,187)
	$6,905,663	$6,723,617

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

Recent Events

On May 1, 2006 we acquired the net assets ($84,000) of Kleiber GmbH located in Saalfeld, Germany for approximately $330,000 of which approximately $171,000 was financed by the seller. Net assets at fair market value were allocated to Kleiber’s customer list and will be amortized over the five year period ending April 30, 2011. Kleiber is a manufacturer of infrared pyrometers for temperature measurement of fast processes at high speeds involving response times as quick as 10 milliseconds and is the predominate supplier in that market niche.

Results of Operations

Nine Months Ended July 31, 2006 Compared To Nine Months Ended July, 2005

Total revenues for the nine months ended July 31, 2006 were $26,476,401, which represented a 20% increase over total revenues of $22,011,491 for the nine month period ended July 31, 2005. The increase can be attributed to an increase in volume.

Our cost of sales for the nine months ended July 31, 2006 was $11,925,574 (45.0% of sales) compared to $10,026,068 (45.5% of sales) for the same period in fiscal 2005.

Selling, general and administrative expenses were $8,188,925 for the nine months ended July 31, 2006 compared to $7,276,403 for the same period in fiscal 2005. This $913,000 increase was due primarily to:

•	an increase of $485,000 in compensation primarily due to additional staff,

•	an increase of $229,000 in commission expense due to an increase in sales,

•	an increase of $56,000 for relocation expenses incurred in moving our Frankfurt offices

•	an increase of $46,000 in bad debt expense, and

•	an increase in option expense of $49,000.

Research and development expenses increased for the nine months ended July 31, 2006 to $1,934,949 from $1,746,418 for the same quarter in 2005. This $188,000 increase was due primarily to an increase in compensation primarily due to the acquisition of Kleiber GmbH on May 1, 2006.

Our income from operations for the nine months ended July 31, 2006 was $4,426,953 compared to $2,962,602 for the comparable period in fiscal 2005. The 49% increase was due primarily from the increase of sales and gross profit percentage offset to a lesser degree by the increases in operating expenses.

Our interest expense for the nine months ended July 31, 2006 was $73,014 compared to $225,812 for the same period last year. The reduction is interest expense is due to reduction of debt.

Our net income before the provision for income taxes for the nine months ended July 31, 2006 was $4,347,028 compared to $2,759,516 for the comparable period in fiscal 2005. The 58% increase was primarily due to the increase of sales offset to a lesser degree by the increase in operating expenses.

Our effective tax rate for the nine months ended July 31, 2006 was 39%. Our effective rate of the first nine months of fiscal 2005 was 40%.

Our net income for the nine months ended July 31, 2006 was $2,647,915 compared to $1,645,081 for the comparable period in fiscal 2005. The 61% increase in net income was primarily due to the 20% increase in sales offset to a lesser degree by an increase in operating expenses.

Three Months Ended July 31, 2006 Compared To Three Months Ended July 31, 2005

Total revenues for the three months ended July 31, 2006 were $8,873,613 which represented a 26% increase over total revenues of $7,048,353 for the three month period ended July 31, 2005. The increase can be primarily attributed to increased sales volume.

Our cost of sales for the three months ended July 31, 2006 was $3,912,653 (44.1% of sales) compared to $3,208,397 (45.5% of sales) for the same period in fiscal 2005. The decrease in cost of sales can be attributed to product mix and higher sales volume.

Selling, general and administrative expenses were $2,705,600 for the three months ended July 31, 2006 compared to $2,434,477 for the same period in fiscal 2005. This increase of approximately $271,000 was due primarily to:

•	an increase of $194,000 in compensation due primarily to additional staff,

•	an increase of $84,000 in commission due to increased sales,

•	an increase of $13,000 in additional amortization expense, offset by

•	an decrease of $60,000 in Sarbanes-Oxley expenses

Research and development expenses increased for the three months ended July 31, 2006 to $732,504 from $536,062 for the same quarter in 2005. This increase of $196,000 was primarily due to:

•	an increase of $125,000 in compensation due to an increase in staffing, and

•	an increase in professional fees of $30,000.

Our income from operations for the three months ended July 31, 2006 was $1,522,856 compared to $869,417 for the comparable period in fiscal 2005. The 75% increase was primarily due to an increase in sales and gross profit offset partially by the increase in operating expenses.

Our interest expense for the three months ended July 31, 2006 was $41,640 compared to $90,502 for the same period last year. Interest expense was reduced due to the reduction of debt.

Our net income before the provision for income taxes for the three months ended July 31, 2006 was $1,471,617 compared to $785,057 for the comparable period in fiscal 2005. The 87% increase is primarily due to an increase in sales and gross profit offset partially by increase in expenses.

Our effective tax rate for the three month period ended July 31, 2006 was 39% compared to 41% for the three months ended July 31, 2005.

Our net income for the three months ended July 31, 2006 was $896,158 compared to $462,143 for the comparable period in fiscal 2005. The 94% increase in net income is primarily due to the increase in sales and gross profit offset partially by the increase in expenses.

Liquidity and Capital Resources

At July 31, 2006, we held $1,961,000 in cash, and we had $5,586,000 in accounts receivable. The increase in cash of $656,000 since October 31, 2005 was due to earnings for the period and was partially offset by net cash used in investing activities of $435,000, and a net use of cash used for financing activities of $1,477,000.

Our working capital at July 31, 2006 was $11,473,000 as compared to $9,959,000 at year-end October 31, 2005. This increase of $1,514,000 primarily was a result of an increase of accounts receivable of $943,000, an increase of inventory of $684,000 and an increase of cash of $656,000, offset by an increase in accrued liabilities $720,000.

As of July 31, 2006, we had $4,000,000 of available credit under our revolving credit facility. In addition, we have unused lines of credit in Europe which amount to approximately $500,000.

Off-Balance Sheet Arrangements

We entered into an interest rate swap contract in November 2002 which converted our variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed- and floating-rate interest payments periodically over the life of the three-year agreement. This agreement was terminated July 1, 2005. We were not a party to any other off-balance sheet arrangement during the fiscal year ended October 31, 2005 nor thus far in fiscal year 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposures to market risks include fluctuations in interest rates on our long term debt as well as fluctuations in foreign currency exchange rates.

Foreign Exchange Rate Risk

Our Domestic Operations deal almost exclusively in US dollars. Our IMPAC Operations deal almost exclusively in Euros. Our exposure to currency exposure is mitigated by the buy/sell relationship that exists between our Domestic Operations and our IMPAC Operations. Our foreign exchange risk was estimated as a potential hypothetical change in currency exchange between the US Dollar and the European Euro of 10%. The resulting hypothetical result would not materially affect the operating results.

Interest Rate Risk

Due to its short-term duration, the fair value of our cash and investment portfolio at July 31, 2006 and October 31, 2005 approximated its carrying value.

Our total long-term debt outstanding, excluding the current portion, at July 31, 2006 and October 31, 2005 was $101,726 and $1,402,219, respectively. On October 31, 2005 we had a line of credit and a term loan. The July 31 2006 balance was only a term loan. The interest rate on this debt instrument was fixed at 8% at July 31, 2006 and 5.22% to 5.75% at October 31, 2005. Due to the immaterial amounts of the outstanding debt, a hypothetical change of 10% in interest rates would not have a material effect on our near-term financial condition or results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the Quarter ended July 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2006

MIKRON INFRARED, INC

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