Form 10-K
period 2006-10-31
MIKRON INFRARED INC
filed 2007-01-29
CIK 787809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
FORM 10-K

ANNUAL OR TRANSITIONAL REPORT
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-15486

MIKRON INFRARED, INC.
(Exact Name Of Registrant As Specified In Its Charter)

NEW JERSEY	22-1895668
(State or other jurisdiction of	IRS Employer Identification No.)
incorporation or organization)

16 THORNTON ROAD, OAKLAND, NJ	07436
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (201) 405-0900

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, one-third cent par value	Nasdaq Capital Market

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter (April 28, 2006), the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on that date was $35,776,447. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

5,588,556 shares of the registrant's common stock were outstanding as of January 26, 2007.

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

•	lenses, mirrors or a fiber optic assembly for focusing on the object and collecting incoming infrared radiation in the form of photons,

•	a detector which converts the infrared radiation emitted from the surface of the focused object into an electrical signal,

•	in the case of our single point infrared thermometers, the detector is a single element sensitive to incoming photons,

•	in the case of our two-color infrared thermometers, two detectors are employed which measure and ratio the intensities of two adjacent wave lengths, and

•	in our thermal imaging systems, the detector is a matrix - called a focal plane array - of rows and columns of elements sensitive to the incoming photons,

•	electrical circuitry, a microprocessor with firmware, an LED or LCD display,

•	protective housings for these components, and

•	communication software for data recording and manipulation.

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

In May 2006 we acquired the net assets ($84,000) of Kleiber GmbH located in Saalfeld, Germany for approximately $330,000. Net assets at fair market value were allocated to Kleiber’s customer list and will be amortized over the five year period ending April 2011. Kleiber is a manufacturer of infrared pyrometers for temperature measurement of fast processes at high speeds involving response times as quick as 10 milliseconds and is the predominate supplier in that market niche

As used throughout this Report, the terms, “the Company,” “we,” “us” and “our” mean, as the context may require, Mikron Infrared, Inc. considered by itself, or taken together with one or more of its subsidiaries.

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

Products

Our products are divided into three broad categories — single and dual point infrared temperature sensors, thermal imaging systems and black body calibration sources. These broad categories can be subdivided into smaller categories which are listed below.

Single and Dual Point Sensors — Fixed Mount

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

Single and Dual Point Sensors — Portable

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

Thermal Imaging — Portable

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

Thermal Imaging — Fixed

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

Our products are sold through a network of approximately 120 independent sales representatives worldwide. The sales activities of our sales representatives are coordinated by 39 of our employees who are also directly responsible for the balance of our sales. We promote our products through printed advertisements in selected industrial and trade journals. We also promote our products by participating in national and international trade shows.

During each of the fiscal years ended October 31, 2006 and 2005 we had approximately 2,200 customers, none of which accounted for more than 10% of our sales. The loss of any single customer would not have a materially adverse effect on our business or financial condition.

In fiscal 2006, approximately 27% of our Domestic Operations sales were made to customers outside of the United States as compared to approximately 25% in 2005 and 24% in fiscal 2004. Our sales activities outside the United States could subject us to certain additional risks, including currency controls and fluctuations, and the possibility of tariff, import and other related restrictions and regulations. However, we do not believe that we will experience significant difficulties related to these foreign business risks.

We will continue to be a truly customer focused, quality oriented organization. We have continued to increase funding for engineering in an effort to maintain a competitive edge in new product introductions, and we will continue to look for strategic agreements or purchases to augment our product line.

Competition

There is significant competition among the manufacturers of infrared thermometry products. We believe that our sales constitute a small percentage of the worldwide market for these products. The primary competitive factors applicable to infrared thermometry products are accuracy, sensitivity, response time, quality control and the availability of products that optimize performance in specific applications, conditions and temperature ranges. Although we believe our products compete favorably on the basis of those factors, we cannot assure our investors that we can maintain our competitive position against current and potential competitors. We consider Flir Systems, Inc., Infrared Solutions, Inc., Ircon, Inc., Raytek Corporation and L-3 Communications Infrared Products to be our competitors in the market for thermal imaging products. We view CHINO Corporation, Eurotron Instruments, S.p.A., Exergen Corporation, Heitronics Infrarot Messtechnik GmbH, Ircon, Inc. and Raytek Corporation as our competitors in the market for single point non-contact temperature measurement devices. We believe that CI Systems, Inc., Electro Optical Industries, Inc. and Santa Barbara Infrared, Inc. are competitors in the manufacture and marketing of blackbody radiation calibration sources. Many of these competitors are much larger than we are, and have substantially greater financial, technical and marketing resources than we do.

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

During fiscal 2006, 2005 and 2004, we purchased approximately 16%, 15% and 20%, respectively, of our raw materials from a single supplier. If we had to replace this supplier due to an unforeseen or unforeseeable event, it is likely that our business would be materially disrupted until we did so. In order to reduce the risks associated with a loss of this supplier, we entered into a renewal of our agreement with it that will remain in effect until 2008.

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

Research and Development

We conduct product development activities to increase the size of our available market through broader product offerings and to reduce the cost of our products. We believe this results in more competitive pricing and better operating margins. For the past seven years, our research and development activities have been primarily devoted to the development of new infrared thermometry products, as well as the adaptation and enhancement of existing products for new applications.

We believe that our ability to maintain a technological edge in infrared technology and to achieve early market entry with new infrared thermometry products are critical factors to our business. Our Research and Development expenses were $2,709,428 in 2006, $2,483,434 in 2005, and $2,076,421 in 2004. We perform research and development in the United States and in Europe. It is our intention to maintain our commitment to research and development at or above our current levels of expenditure, provided that our revenues continue to justify the allocation of our financial resources in that way. Most of the new products that we have introduced over the last several years were a direct outgrowth of our research and development program. See “Current Product Offerings.”

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

Mikron®, IR-Man®, Pyrovision® Infracouple® and Spyglass® are trademarks which we have registered with the United States Patent and Trademark Office. Tastotherm®, impac®, Infrawin®, Infratherm®, Infrapoint®, Infrasensor®, and UPP® are trademarks that the IMPAC Companies have registered in various European countries. We have also registered Kleiber’s logo image.

Employees

As of October 31, 2006, our staff was comprised of 171 people, virtually all of whom were full time. Of that total number of employees, 32 were engaged in design engineering and research and development, 70 were in manufacturing and production, 41 in marketing and sales, and 28 in general office and administration. The employees of IMPAC at the Frankfurt location are represented by a Workers Council. None of our other employees is represented by a union. We have not experienced any strikes or work stoppages and, our management is of the opinion that we have good working relations with our employees.

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

In April 2002, we entered into an agreement with Quantum Logic Corporation. This 10-year agreement grants a worldwide license to us to manufacture and sell laser/microcomputer infrared thermometers using their patented laser technology. If we do not achieve revenues of at least $300,000 per year from the sale of products incorporating Quantum Logic’s technology, Quantum Logic has the right to terminate its license. We did not satisfy that minimum annual sales requirement during fiscal year 2006, 2005 or, 2004. However, Quantum Logic has not exercised its right to withdraw its license. We cannot give our investors any assurance that we will be able to satisfy that minimum annual sales requirement during fiscal 2007 or any future years. We also cannot assure our investors that Quantum Logic will not exercise its rights to terminate the license. Our management believes that neither our failure to achieve the minimum annual sales requirement to sustain our right to keep the license, or Quantum Logic’s termination of that license would have a material adverse effect on our business or our financial condition.

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

Item 1A. Risk Factors

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

We face risks from international sales and currency fluctuations

We market and sell our products worldwide. International sales account for a significant portion of our revenue. For the years ended October 31, 2006, 2005, and 2004, international sales accounted for 53%, 58% and 54% respectively, of our net sales revenue. Our international sales are subject to a number of risks, including:

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

Forward-Looking Statements

Some of the statements made in this Form 10-K are forward-looking in nature, including but not limited to our business strategy, marketing assumptions, product development, plans concerning the commercialization of products, risks associated with demand for and market acceptance of existing and newly developed products as to which we have made significant investments, general economic and industry conditions; competitive products and pricing pressures and increased pricing pressures from our customers. The occurrence of the events described, and the achievement of the intended results are subject to the future occurrence of certain events and scientific results, some or all of which are not predictable or within our control. Therefore, actual results may differ materially from those anticipated in any forward-looking statements. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Description of Property

We maintain our corporate, administrative, manufacturing, and warehousing facility at 16 Thornton Road, Oakland, New Jersey. Our lease of those premises covers the five year period which commenced on December 1, 2005. It provides for our occupancy of approximately 32,000 square feet at a fixed rent of approximately $240,000 per year payable in equal monthly installments. The lease also requires us to pay real estate taxes, insurance, maintenance and other operating expenses.

We also maintain sales offices in Hancock, Michigan and in Ventura, California with annual lease payments for both locations totaling approximately $46,000.

The IMPAC Companies lease seven facilities in Europe. The following table describes the location, principle uses and annual costs of those facilities:

Company	Location	Principle Purposes	Annual Cost
IMPAC	Frankfurt, Germany	Administration, Manufacturing, Research and Development, Sales, and Warehousing	$264,000
Infra sensor	Magdeburg, Germany	Administration, Manufacturing, Research and Development, and Warehousing	41,100
Infrared	Warrington, England	Sales	9,800
Infrapoint	Saalfeld, Germany	Administration, Manufacturing, Sales, and Warehousing	26,000
IMPAC France	Erstein, France	Sales and Warehousing	13,000
IMPAC	Hattington, Germany	Sales	1,500
Systems	Dresden, Germany	Research and Development, Sales	6,800
Kleiber	Saalfeld, Germany	Administration, Manufacturing, Research and Development, and Warehousing	21,400

Item 3. Legal Proceedings

We are not a party, and our property is not subject to any pending material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “MIKR.” The following table sets forth the range of high and low prices for our common stock as reported by the SmallCap Market for the last two fiscal years and through January 25, 2006 of the first quarter of fiscal 2006. These quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions:

Fiscal Years	Low	High
2007:
First Quarter through
January 25, 2007	$9.66	$22.37

2006:
First Quarter	$5.46	$7.80
Second Quarter	$6.59	$8.50
Third Quarter	$7.31	$16.85
Fourth Quarter	$9.70	$16.72

2005:
First Quarter	$4.38	$15.80
Second Quarter	$5.58	$9.48
Third Quarter	$6.35	$9.49
Fourth Quarter	$5.39	$7.52

On January 25, 2007, the closing price quotation for our common stock was $9.89. We believe that our common stock is held of record by approximately 100 persons, including several brokerage firms holding shares in street name for more than 400 beneficial owners.

We did not make any repurchases of our common stock during the fourth quarter of fiscal 2006.

Dividend Policy

We have never paid or declared any cash or other dividends on our common stock. We have no current plans to pay common stock dividends. We intend to retain earnings, if any, for working capital purposes. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements, financial condition and other relevant factors which will be in effect at that time.

Item 6. Selected Financial Data Table

The selected financial data set forth below and on the following page have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of October 31, 2006 and 2005 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent registered public accountants, included elsewhere herein. The statement of operations data for the years ended October 31, 2003 and 2002 and the balance sheet data as of October 31, 2004, 2003 and 2002 are derived from the consolidated financial statements of the Company, which have been audited but are not contained herein. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere herein.

	As of October 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:	(in thousands)
Working capital	$12,128	$9,959	$9,410	$7,627	$4,819
Total assets	24,128	21,143	21,945	19,350	7,520
Total debt	0	1,452	4,229	4,118	0
Stockholders’ equity	18,657	14,870	11,556	9,886	5,977

	Year Ended October 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:	(in thousands except per share data)
Net sales	$35,355	$30,016	$26,017	$23,075	$12,894
Cost of goods sold	15,811	13,776	12,333	11,552	7,053
Selling, general and administrative	10,939	9,653	8,482	7,824	4,117
Research, development and engineering	2,709	2,484	2,077	1,713	982
Total costs and expenses	29,459	25,913	22,892	21,089	12,152
Income from operations	5,896	4,103	3,125	1,986	742
Other income (expense)
Interest, net	(23)	(196)	(292)	(288)	(24)
Other (expense) income, net	(49)	(12)	53	(77)	(44)
Income before taxes	5,824	3,895	2,886	1,621	674
Income tax provision	(2,294)	(1,500)	(1,093)	(640)	(240)
Net income	$3,530	$2,395	$1,793	981	434
Net income per share - basic	$0.63	$0.44	$0.34	$0.20	$0.10
Basic weighted average common shares outstanding	5,589	5,475	5,260	4,952	4,288
Net income per share - diluted	$0.63	$0.44	$0.33	$0.19	$0.09
Diluted weighted average common shares outstanding	5,608	5,485	5,417	5,110	4,587

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Report. See also “Business.”

Acquisition of IMPAC Companies

In order to provide greater understanding of the effects of the operations of the European Companies upon our overall financial performance, we have disclosed, where we have deemed it appropriate to do so, the results attributable to our operations separately from those of the European Companies. In those cases, we have used the phrases

•
“Domestic Operations” to refer to the operations of our Company (excluding the European Operations) in the United States, whether or not those operations pertained to sales made to customers located inside or outside of the United States; and

•	“European Operations” to refer to operations of the European Companies, whether or not those operations pertained to sales made to customers of the European Companies located in Europe or elsewhere.

Results of Operations

Years Ended October 31, 2006 Compared to Fiscal Year Ended 2005 and 2004

Net Sales

	Year Ended October 31,			% Change in	% Change in
	2006	2005	2004	2006	2005
Net sales	$35,355,498	$30,015,811	$26,017,127	17.8%	15.4%

Net sales for fiscal year ended October 31, 2006 were $35,355,498 as compared to sales of $30,015,811 for the fiscal year ended October 31, 2005. The 17.8% increase in sales was due to a 17.5% increase in sales volume in our Domestic Operations and an 18.2% increase in sales volume in our European Operations.

The 15.4% increase in net sales for the fiscal year ended October 31, 2005 over fiscal 2004’s net sales was due to a 30% increase in sales volume by our European Operations and an 11% increase in sales volume by our Domestic Operations.

The portable thermal imaging portion of our business - which accounts for approximately 23% of our total sales - has been negatively impacted by very aggressive pricing programs conducted by two of our largest competitors. In order to remain competitive, we have had to reduce our pricing on portable thermal imaging products to levels that are less than we would otherwise seek to charge. Although we anticipate that we will experience good unit growth in our portable thermal imaging sales during fiscal 2007, if the downward pricing pressure from our larger competitors continues, as we suspect that it might, we may experience slower growth in our revenues than we have achieved in the past several fiscal years.

Gross Margin

	Year Ended October 31,			% Change in	% Change in
	2006	2005	2004	2006	2005
Gross margin as a percentage of sales	55.3%	54.1%	52.6%	1.2%	1.5%

Our gross profit as a percentage of net sales, or gross margin, for fiscal 2006 was 55.3% compared to 54.1% for fiscal 2005. This increase was due primarily to product mix and a fuller of absorption of manufacturing overhead.

The 1.5% increase in our gross margin for fiscal 2005 over our 2004 gross margin also was due primarily to product mix and more efficient absorption of fixed manufacturing overhead.

Selling, General and Administrative Expenses

	Year Ended October 31,			% Change in	% Change in
	2006	2005	2004	2006	2005
Selling, general and administrative expenses	$10,938,662	$9,653,190	$8,482,091	13.3%	13.8%

Selling, general and administrative expenses, or SG&A, consist primarily of expenses associated with the marketing and sale of our products along with general and administrative expenses. During fiscal 2006, our SG&A was $10,938,662 as compared to $9,653,190 in fiscal 2005. The 13.3% increase was primarily due to:

•	Compensation expense due to increased staffing	$628,000
•	Commissions due to increased sales	$323,000, and
•	Professional fees	$165,000

The 13.8% increase in our fiscal 2005 SG&A over fiscal 2004’s SG&A of $8,482,091 was primarily due to:

•	Compensation expense due to increased staffing	$666,000,
•	Advertising and promotion	$226,000,
•	Sarbanes Oxley expense	$137,000, and
•	Professional fees .	$67,000

Research and Development

	Year Ended October 31,			% Change in	% Change in
	2006	2005	2004	2006	2005
Research and development	$2,709,428	$2,483,434	$2,076,421	9.1%	19.6%

Research and development expenses consist primarily of the salaries of our research and development personnel, and other expenses associated with new product development and enhancements to existing product lines. In fiscal 2006, research and development expenses were $2,709,428 compared to $2,483,434 for fiscal 2005. The 9.1% increase was primarily due to compensation expenses due to increased staffing of $313,000.

The 19.6% increase in fiscal 2005 research, development, and engineering expenses over fiscal 2004’s R&D expenditures of $2,076,421 was primarily due to

•	Compensation expense due to increased staffing	$201,000,
•	Professional fees pertaining to new product development	$100,000, and
•	R&D materials	$54,000.

We expect our research and development investment to provide innovative products. However, we cannot give our investors any assurances that we will be successful in that regard.

Income from Operations

	Year Ended October 31,			% Change in	% Change in
	2006	2005	2004	2006	2005
Income from operations	$5,896,152	$4,102,691	$3,125,215	43.7%	31.3%

Our income from operations for fiscal 2006 was $5,896,152 compared to $4,102,691 for fiscal 2005. The 43.7% increase was due to increased sales, and an increase in gross margin percentage offset partially by and increase in operating expenses.

The 31.3% increase in fiscal 2005 over fiscal 2004’s income from operations of $3,125,215 was due primarily to increased sales, and an increase in gross margin offset partially by an increase in operating expenses.

Net Interest Expense

	Year Ended October 31,			% Change in	% Change in
	2006	2005	2004	2006	2005
Net interest expense	$23,567	$195,934	$292,428	(88.0%)	(33.0%)

Net interest expense was $23,567 in fiscal 2006 compared to $195,934 for fiscal 2005. The decrease was the direct result of the reduction of our debt.

The $96,494 decrease in fiscal 2005 net interest expense over the comparable expenditure in fiscal 2004 also directly resulted from a reduction of the long term debt we incurred to finance the acquisition of the IMPAC Companies.

Other (Expense) Income, Net

	Year Ended October 31,			% Change in	% Change in
	2006	2005	2004	2006	2005
Other (expense) income, net	($48,714)	($11,817)	$52,855	312.2%	(122.4%)

The difference in other (expense) income, net for fiscal 2006 compared to fiscal 2005 was primarily currency exchange rates.

Primarily as a result of a loss relating to currency exchange rates, we incurred other expense of $11,817 in the fiscal 2005 as compared to other income of $52,855 for the fiscal year ended October 31, 2004.

Effective Tax Rate

	Year Ended October 31,			% Change in	% Change in
	2006	2005	2004	2006	2005
Effective tax rate:	39.4%	38.5%	37.9%	0.9%	0.6%

Earning Per Share:

	Year Ended October 31,			% Change in	% Change in
	2006	2005	2004	2006	2005
Earning per share, basic	$0.63	$0.44	$0.34	43.2%	29.4%
Earning per share, diluted	$0.63	$0.44	$0.33	43.2%	33.3%

Liquidity and Capital Resources

As of October 31, 2006, we held cash, cash equivalents and short-term investments of $2,833,388 as compared to $1,305,541 at October 31, 2005. Our working capital increased to $12,128,275 at October 31, 2006 from $9,958,805 at October 31, 2005. The increase in our working capital was primarily due to the income we earned in 2006. A portion of our excess cash was primarily utilized to pay down our long term debt.

Our net cash provided by operating activities for the year ended October 31, 2006 was $3,578,838 primarily due to net income of $3,530,436, depreciation and amortization of $487,711 and a decrease of prepaid and other current assets of $680,010. These sources of cash were offset primarily by uses of $627,511 as a result of an increase of our accounts receivable and an increase of inventory of $556,567.

Cash used in investing activities was $680,491, which was attributable primarily to the acquisition of a business ($278,736), and capital expenditures of $401,755 for purchases of new equipment and software.

Our primary use of cash for financing activities in fiscal 2006 consisted of $1,455,686 applied to repayment of long term debt.

We have a $4,000,000 revolving credit facility provided by Bank of America, NA. Under that facility, funds may be borrowed at LIBOR plus 150 basis points through November 20, 2008. Borrowings under the revolving line of credit are limited to certain percentages of eligible accounts receivable, inventory, and net plant, property and equipment. The credit facility is collateralized by a security interest in all of our assets in the United States, and a pledge of 65% of the share capital of Mikron Europe. The agreement governing the credit facility

•	contains restrictions that require us to maintain certain financial ratios as well as restrictions on the payment of cash dividends,

•	requires monthly payments of interest and

•	provides for the payment of all unpaid principal on November 20, 2008.

At October 31 2006, we had no borrowings under our credit facility, with approximately $4,000,000 available based on our collateral and subject to the borrowing limit of the facility. In addition, we had unused lines of credit in Europe which amount to approximately $636,000.

At October 31, 2006, the Company’s contractual obligations and commitments to make future payments were, as follows:

PAYMENT DUE BY FISCAL YEAR

	TOTAL	2007	2008	2009	2010	2011	FUTURE
Long term debt obligations	$0	$0	$0	$0	$0	$0	$0
Operating Leases	2,636,187	629,217	553,672	539,354	531,104	297,700	86,140
Interest on long term debt	0	0	0	0	0	0	0
Total contractual obligations	$2,636,187	$629,217	$553,672	$539,354	$531,104	$297,700	$86,140

Our management believes that we have adequate resources to meet our expected needs and to fund anticipated capital commitments and research and development efforts for the next twelve months.

We had accounts receivable of $5,384,506 at October 31, 2006, compared to $4,642,791 at October 31, 2005. The increase in accounts receivable was due to increased sales and “days sales outstanding,” or DSO, a metric that expresses the average time it takes to collect a receivable, increased to 54.5 days as of October 31, 2006 compared to 50.5 days as of October 31, 2005. The increase in DSO was primarily due to an increase in international sales by our European Operations which have different payment terms than the terms that apply to sales generated by our Domestic Operations.

Our inventory was $8,410,562 at October 31, 2006, compared to our inventory of $7,711,052 at October 31, 2005. Our “inventory turns,” which can be calculated by looking at our balance sheet and dividing our cost of goods sold for fiscal 2006 by the average of our inventories at the end of fiscal 2006 and 2005, remained constant at 2.12 turns for fiscal year 2006 and fiscal year 2005.

Off-Balance Sheet Arrangements

In November 2002 we entered into a three year interest rate swap agreement with Bank of America, NA in order to fix at 4.81% the interest rate payable under our revolving credit facility with regard to the $2,100,000 that we borrowed from that bank in connection with our acquisition of the IMPAC Companies. The agreement terminated on July 1, 2005. We were not a party to any other off-balance sheet arrangement during the fiscal years ended October 31, 2006 and 2005.

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

•
We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of the statement, we discontinued the amortization of goodwill, as required by the statement and we assessed the goodwill for impairment. We performed annual reviews during the fourth quarters of fiscal 2005 and 2004, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of fiscal 2007 and each subsequent fiscal year, or more frequently if indications of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed growth rates and estimated costs as well as appropriate discount rates. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in our impairment analysis may not be achieved.

In order to comply with our accounting and reporting obligations under SFAS 142, we engaged an outside consultant to perform a valuation of our goodwill and intangible assets, most of which resulted from our acquisition of the IMPAC Companies.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpetation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s fiscal year beginning November 1, 2007. The Company is currently reviewing the effect FIN 48 will have on its financial statements. The Company does not expect that adoption FIN 48 will have a material affect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 1006, and 132(R) (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. SFAS 158 is effective for the Company’s fiscal year beginning November 1, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements ”SFAS 157 “) . SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of the fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material affect on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposures to market risks include fluctuations in interest rates on our long term debt as well as fluctuations in foreign currency exchange rates.

Foreign Exchange Rate Risk

Historically, currency fluctuations have not materially affected our operating results. However, as a result of the increasing significance of sales made by, and the operating expenses incurred by our IMPAC Operations in currencies other than US dollars, changes in the value of foreign currencies in which our IMPAC Operations sales are denominated or the costs incurred by our IMPAC Operations could in the future cause fluctuations in our operating results. With respect to international sales denominated in US dollars, a decrease in the value of foreign currencies relative to the US dollar could make our products less price-competitive. The same may prove to be true with regard to the relative competitiveness of our IMPAC products in the event of a decrease in the Euro relative to the US dollar. No assurance can be given that these factors will not have a material adverse effect on our future international sales and operations and, consequently, on our business, financial condition and results of operations.

Our foreign exchange risk was estimated as a potential hypothetical change in currency exchange between the US Dollar and the European Euro of 10%. The resulting hypothetical result would not materially affect the operating results.

Interest Rate Risk

Due to its short-term duration, the fair value of our cash and money market investments at October 31, 2006 and October 31, 2005 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying values.

Our total long-term debt outstanding at October 31, 2006 was zero. Due to there being no outstanding debt a hypothetical change of 10% in interest rates would not have a material effect on our near-term financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

Our balance sheets at October 31, 2006 and 2005 and the related statements of operations, shareholders' equity and cash flows for each of the fiscal years ended October 31, 2006, 2005 and 2004 and the report of the independent registered public accounting firm thereon required under Regulation S-X are included herein as a separate section following Item 15 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

In accordance with our management’s responsibilities for establishing and maintaining adequate internal control over our financial reporting, we maintain disclosure controls and procedures that are designed to provide reasonable assurance that:

•	information required to be disclosed in our Exchange Act reports

•	is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms,

•	is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure,

•	our transactions are properly authorized;

•	our assets are safeguarded against unauthorized or improper use; and

•	our transactions are properly recorded and reported,

all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-K. Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our disclosure controls and procedures, and whether we had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

Based upon that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us and our consolidated subsidiaries is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared.

There were no changes in our disclosure controls and procedures during the fourth quarter of fiscal 2006 that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board Committees

The Board of Directors currently has standing Audit, Compensation and Nominating Committees. The operations of each of those committees are governed by written charters approved by the Board. Links to each committee’s current charter are located on the Investor Relations page of the company’s website at www.mikroninfrared.com/new/investor.html. The membership requirements contained in the charters of each of our standing committees state that each of the members of those committees must satisfy the director independence standards set forth in the applicable rules promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market, as such rules may be amended from time to time, and subject to any exceptions authorized under such rules. The members of the committees, each of whom satisfies the applicable director independence standards, are, as follows:

Audit:	Messrs. Eckenrode (Chair), Karlson and Hamling
Compensation:	Messrs. Hamling (Chair), Karlson and Eckenrode
Nominating:	Messrs. Rowan (Chair), Eckenrode and Hamling

The Audit Committee assists the Board of Directors in its general oversight of the company’s financial reporting, internal controls and audit functions. The Board of Directors has determined that William J. Eckenrode, the Chairman of the Audit Committee, is an “audit committee financial expert,” as such term is defined under applicable SEC regulations.

The Compensation Committee administers our Amended and Restated Omnibus Stock Incentive Plan, which we will refer to as the Plan from now on in this Report. The Compensation Committee also reviews and approves various other company compensation policies and matters, and reviews and approves salaries and other matters relating to compensation of our executive officers.

The Nominating Committee identifies individuals qualified to serve as members of the Board, and makes recommendations to the Board regarding the selection of nominees for election as directors of the company. When a vacancy opens on the Board, the Nominating Committee will make an initial assessment of the skills and experience of the current directors in order to determine the particular skills and experience that would be desirable in a new director so as to complement and enhance the combined skills and experience of the existing Board members. The Nominating Committee will then ask Board members and others for recommendations, conduct meetings from time to time to evaluate biographical information and background material relating to potential candidates and interview selected candidates. In considering whether to recommend any particular candidate for inclusion in the Board of Directors’ slate of recommended director nominees, the Nominating Committee takes into consideration a number of factors. These factors include a prospective candidate’s understanding of and experience regarding manufacturing, finance and marketing. These factors, and others considered useful by the Committee, are reviewed in the context of an assessment of the perceived needs of the Board at a particular point in time. As a result, the priorities and emphasis of the Committee and of the Board may change from time to time to take into account changes in business and other trends. In determining whether to recommend a current director for re-election, the Committee considers, in addition to the basic qualifications for a new director which are described above, the director’s past attendance at and participation in meetings and his or her overall contributions to the activities of the Board. During fiscal 2006, we did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating Board nominee candidates. Shareholders may recommend individuals to the Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials. Assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating Committee will evaluate shareholder-recommended candidates by following substantially the same process, and applying the same criteria, as it does in considering other candidates.

Directors and Executive Officers

Our directors are elected annually (most recently, on May 3, 2006) and serve until the next Annual Meeting of Shareholders following their election at which their respective successors have been elected and qualified, or until their earlier resignation or removal. Our executive officers are appointed by, and serve at the pleasure of, the Board.

The following table sets forth the names and ages of our directors and executive officers, and provides a description of their positions of employment for at least the past five years:

Lawrence C. Karlson 63 years old Director since 2000 Chairman of the Board of the Company Member of the Audit and Compensation Committees
Mr. Karlson, since his retirement in 1993 as Chairman and a director of Spectra-Physics AB, provided consulting services to a variety of businesses and has acted as a private investor in both mature and development stage companies. In 1983 Mr. Karlson formed Nobel Electronics, an autonomous business unit of AB Bofors, which manufactured instrumentation for the polymer processing and weighing and force measurement and position control industries. Nobel Electronics merged with Pharos AB, a company traded on the Stockholm Stock Exchange, of which Mr. Karlson became President and Chief Executive Officer. As a result of certain consolidation transactions, Mr. Karlson became Chairman and a director of Spectra AB in 1990, whose business focused on niche oriented, high technology companies specializing in lasers, opto-electronic instruments and microwave transmission. Aggregate sales for the Spectra-Physics AB group of companies exceeded $685 million in 1990. Prior to forming Nobel Electronics, Mr. Karlson held various positions with Fisher & Porter Company commencing in 1965 and was appointed President in 1981. Mr. Karlson received a Master degree in Business Administration from the Wharton School at the University of Pennsylvania. Mr. Karlson is also a director of CDI Corp., a New York Stock Exchange listed professional services and outsourcing company.

Gerald D. Posner 58 years old Director since 1999 President and Chief Executive Officer of the Company
Mr. Posner has served as a director, and as President of our company since May 1999. He is the former President and a major shareholder of Electronic Measurements, Inc., a New Jersey based manufacturer of power supplies. Under Mr. Posner’s leadership, a successful LBO creating significant investor appreciation was completed in 1998, resulting in the sale of Electronic Measurements, Inc to Siebe, plc. Prior to his involvement at Electronic Measurements, Mr. Posner was President of Eurotherm plc’s temperature instrumentation subsidiary in the U.S. Mr. Posner holds a B.S.E.E. degree from Cooper Union and a Master degree in Business Administration from Clark University.

Dennis L. Stoneman 73 years old Director since 1999 Executive Vice President of the Company
Mr. Stoneman joined us as a director and as a Vice President in May 1999. He spent the 14 year period prior to joining us working in various capacities for several U.S. and overseas subsidiaries of Eurotherm plc. Between 1996 until his retirement at the end of 1998, Mr. Stoneman served as Eurotherm’s Director of Business Development, primarily concerning himself with the acquisition of companies in the field of instrumentation, controls, solid state relays, AC and DC variable speed motor controls. Between 1993 and 1996, Mr. Stoneman was President of Eurotherm Instrumentation and Controls world-wide where he was in charge of five manufacturing, three research and development, and seven sales operations generating $125 million annually.

Keikhosrow Irani 70 years old Director since 1969 Chief Technical Officer of the Company
Mr. Irani is one of our co-founders and has served as one of our directors since we were organized in 1969. On August 31, 1995 he became President and Chief Executive Officer. On May 17, 1999 he vacated his position as President, and became Chief Technical Officer. Mr. Irani holds the degree of Master of Science in Electrical Engineering from the University of Missouri and is listed as inventor on patents in infrared thermometery.

William J. Eckenrode 71 years old Director since 2000 Chairman of the Audit Committee; Member of the Compensation and Nominating Committees
Mr. Eckenrode retired in 1998 as Vice President of Finance and Administration of Berwind Group, a position he held during the 16 year period that preceded his retirement. Berwind Group is a privately owned investment management company with revenues in excess of one billion dollars. It operates businesses in the industrial, pharmaceutical and real estate sectors. Prior to joining Berwind, Mr. Eckenrode held various management positions with Allis Chalmers Manufacturing Company, U. S. Steel Corp, United Aircraft Corp, SPS Technologies Inc., ITE Imperial Corp., and the Fisher and Porter Company. Mr. Eckenrode holds a Bachelor of Science degree in Economics from Villanova University.

Henry M. Rowan 82 years old Director since 2000 President of Inductotherm Industries Chairman of the Nominating Committee
Mr. Rowan founded (1954) and is currently the President of Inductotherm Industries, located in Rancocas, New Jersey. Inductotherm is a leader in the design and manufacture of equipment for induction melting, heat treating and welding and is comprised of 100 companies pursuing 50 different technologies with customers in 83 countries. Mr. Rowan holds a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology.

James L. Hamling 64 years old Director since 2005 CEO of Berwind Group Chairman of the Compensation Committee; Member of the Audit and Nominating Committees
Mr. Hamling has been employed since 1977 by one or more companies within the group of companies owned by Berwind Corporation, a family-owned, private investment management company which began as a coal mining company in 1886. In July 1981, Mr. Hamling was appointed President of Berwind Industrial Product Company, and President and CEO of Berwind Industries in September 1988. In 1996, he became President of Berwind Operating Group and a Trustee and member of the Board of Advisors of Berwind Group. From 2001 through December 31, 2006, he served as CEO of the Berwind Group. In January, 2007 he became Vice Chairman of the Berwind Group. Mr. Hamling holds a B.A. degree from Aurora University.

Paul A. Kohmescher 55 years old Vice President and Chief Financial Officer
Mr. Kohmescher joined us as our Chief Financial Officer in January 2001. During the two year period which preceded his employment by us, he served as Controller of Area Lighting Research, Inc., a subsidiary of Tyco International. During 1997 - 1999, Mr. Kohmescher served as Controller, Corporate Secretary and, in 1999, Chief Financial Officer, of Computer Power, Inc., a manufacturer of energy efficient lighting, emergency lighting and power protection systems. Between 1992 and 1997, he was the Executive Director of the National Kitchen and Bath Association, an international trade association. Mr. Kohmescher holds a B.S. Business degree with an Accounting Major from Indiana University, and an M.B.A. degree from DeSales University.

Our Certificate of Incorporation contains provisions indemnifying our officers, directors, employees and agents against certain liabilities.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. Based solely on our review of the forms furnished to us, we believe that all of those filing requirements were complied with by our executive officers and directors during fiscal 2006.

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

Item 11. Executive Compensation

The particulars of compensation paid to the following persons:

•	our chief executive officer;

•
each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year ended October 31, 2006, and whose total salary and bonus exceeds $100,000 per year; and

•
any additional individuals for whom disclosure would have been provided in this Report but for the fact that the individual was not serving as our executive officer at the end of the most recently completed fiscal year, who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended October 31, 2006, are set out in the following summary compensation table.

We did not pay any compensation that would qualify as payouts pursuant to long-term incentive plans (“LTIP Payouts”), or “All Other Compensation” and we did not issue any SARs during that period of time.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)
Gerald D. Posner, CEO	2006	$250,000	$74,750	$6,000(1)	(3)
Gerald D. Posner, CEO	2005	250,000	22,000	$6,000(1)	(3)
Gerald D. Posner, CEO	2004	230,000	17,500
Keikhosrow Irani, CTO	2006	155,000		11,095(2)
Keikhosrow Irani, CTO	2005	155,000		11,095(2)
Keikhosrow Irani, CTO	2004	155,000		17,000 (2)
Dennis Stoneman, EVP	2006	150,000	38,000	10,200 (1)
Dennis Stoneman, EVP	2005	150,000	10,000	10,200 (1)
Dennis Stoneman, VP	2004	140,000	18,666	6,000 (1)	7,500 (3)
Paul A. Kohmescher, CFO	2006	115,000	30,000	5,000 (1)
Paul A. Kohmescher, CFO	2005	110,760	15,000	5,000 (1)	(4)
Paul A. Kohmescher, CFO	2004	106,316	12,500	5,000 (1)

(1)	Represents the amount of a car allowance received by this executive.

(2)	Mr. Irani has Company paid life insurance.

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

Option/SAR Grants in Last Fiscal Year

The Company did not grant any options or SARs to any of the named executive officers during the fiscal year ended October 31, 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

None of the named executive officers exercised any of their Plan options during the fiscal year ended October 31, 2006

Compensation of Directors

We have not paid and do not presently propose to pay cash compensation to any director for acting in such capacity, except for reimbursement for reasonable expenses in attending our Board and Board Committee meetings. During the fiscal year ended October 31, 2001, we issued options under our Plan to each person who was a non-employee director at that time. Each of those options was exercisable for a period of five years at an exercise price of $2.3175. Mr. Karlson’s option entitled him to purchase 35,000 shares, and the options granted to Messrs. Rowan and Eckenrode entitled each of them to purchase 25,000 shares. All of those options were exercised in fiscal 2005. During the fiscal year ended October 31, 2004, we issued additional options under our Plan to each person who was a non-employee director at that time. Each of those options entitles the holder to purchase 12,500 shares for a period of five years at an exercise price of $4.36 per share. During the fiscal year ended October 31, 2005 we issued an option under our Plan to James L. Hamling. That option entitles him to purchase 25,000 shares for a period of five years at an exercise price of $6.85. No options were issued to directors in fiscal 2006.

Employment Contracts, Termination of Employment and Change in Control Arrangements

In May 1999, Gerald D. Posner and Dennis Stoneman, our President and Executive Vice President, respectively, entered into four year employment agreements with us which provide for the payment of annual salaries of $200,000 and $100,000, respectively, subject to such merit increases and bonus awards, in each case, as our Board, or the Board’s Compensation Committee, shall determine to grant. In accordance with those agreements, each of Messrs. Posner and Stoneman was granted options under the Plan to purchase 171,428 shares of common stock at an exercise price of $1.00 per share. Those options became fully vested on May 15, 2003 and they were fully exercised. The employment agreements were amended so that they will continue in effect until May 16, 2007. However, in the event that Mr. Stoneman decides to retire, he may terminate his employment at any time after May 16, 2006. Those agreements have also been amended from time to time to increase the base salaries payable to Messrs. Posner and Stoneman. The most recent amendments in that regard became effective on November 1, 2006 and resulted in increases in Mr. Posner’s and Mr. Stoneman’s base salaries to $250,000 and $150,000, respectively. During Fiscal 2006, Messrs. Posner and Stoneman received bonuses of $74,750 and $38,000, respectively.

We are unaware of any arrangements that could result in a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information concerning the common stock ownership as of January 26, 2007 by (i) each person who we know owns beneficially 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all of our directors and executive officers as a group:

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (2)	Percentage of Outstanding Shares Owned (3)
Bjurman, Barry & Associates (4)	630,800	11.3%
Keikhosrow Irani	519,384	9.3%
Karen Beck (5)	510,000	9.1%
Gerald D. Posner	379,761	6.8%
Lawrence C. Karlson (6)	127,000(7)	2.3%
Dennis L. Stoneman	116,584(9)	2.1%
William Eckenrode (8)	37,500(7)	0.6%
Henry M. Rowan (10)	37,500	0.7%
James L. Hamling (11)	35,000(12)	0.6%
Paul A. Kohmescher	0	0.0%
All Officers and Directors as a Group (of 8)	1,252,729(13)	22.2%

(1)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d−3 under the Securities Exchange Act of 1934, as amended, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock with respect to which such person has (or has the right to acquire within 60 days of the date of filing of this Report in this case) sole or shared voting power or investment power.

(2)	All shares are owned beneficially and of record unless indicated otherwise. Unless otherwise noted, the address of each shareholder is c/o the company, 16 Thornton Road, Oakland, New Jersey.

(3)	Based upon 5,588,556 shares issued and outstanding on January 26, 2007, plus where indicated, shares issuable under outstanding options.

(4)
Based solely upon the information contained in an amendment to a Schedule 13G filed by this shareholder with the SEC on December 27, 2006, we believe this shareholder’s principle business address is 10100 Santa Monica Boulevard, Los Angeles, California, and that this shareholder beneficially holds the number of shares set forth herein.

(5)	Ms. Beck’s address is Urbanstrasse 41, D-14165 Berlin, Germany.

(6)	Mr. Karlson’s address is 2401 Casas de Marbella Drive, Palm Beach Gardens, Florida.

(7)	Includes 12,500 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of filing of this Report. See, “Compensation of Directors.”

(8)
Includes 7,500 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of filing of this Report. Also includes 46,000 shares jointly owned by Mr. Stoneman and his wife, Eileen, as to which they share all voting and dispositive powers. Does not include any shares owned by any member of Mr. Stoneman’s immediate family, either individually or jointly with their respective spouses, and as to which they claim sole or shared (with persons other than Mr. Stoneman) voting and dispositive powers.

(9)	Mr. Eckenrode’s address is 123 Sagewood Drive, Malvern, Pennsylvania.

(10)	Mr. Rowan’s address is 10 Indel Avenue, Rancocas, New Jersey.

(11)	Mr. Hamling’s address is 3000 Centre Square West, 1500 Market Street, Philadelphia, Pennsylvania.

(12)	Includes 25,000 shares of common stock issuable pursuant to an option which may be exercised within 60 days of the date of this Report. See, “Compensation of Directors”

(13)	Includes the shares issuable within 60 days of this Report upon exercise of the options held by Messrs. Stoneman, Karlson, Eckenrode, and Hamling.

Equity Compensation Plan Information

The following table sets forth, as of the end of our fiscal year ended October 31, 2006, information regarding all compensation plans (including individual compensation arrangements) under which any of our equity securities have been authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstand-ing options, warrants or rights	Weighted-average exercise price of outstanding options, warrants or rights	Number of securities remaining available for future issuance under equity compen-sation plans (exclud-ing securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	77,500	$5.82	269,284
Equity compensation plans not approved by security holders	0	-	0
Total	77,500	$5.82	269,284

Item 13. Certain Relationships and Related Transactions, Director Independence

The applicable rules of the Nasdaq Stock Market require that at least a majority of our directors must be “independent directors” (as that term is defined under those rules and any other applicable law). We have determined that four of our seven directors - Messrs. Eckenrode, Hamling, Karlson and Rowan - meet the standards required of independent directors set forth in the applicable rules promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market.

We had no reportable relationships or related transactions in Fiscal 2004, 2005, nor 2006.

Item 14. Principal Accountant Fees and Services

Fees paid to BDO Seidman LLP

	Fiscal Years Ended
	October 31,
	2006	2005

Audit Fees (1)	$126,735	$104,505
Audit-related fees (2)	3,000	9,227
Tax Fees (3)	43,500	30,139
Total	$173,235	$143,871

(1)	Audit services of BDO Seidman, LLP consisted of the audit of our consolidated financial statements, quarterly review of our financial statements and filings on SEC Forms 10-Q and statutory audit.

(2)	Includes consultations on accounting matters.

(3)	Includes services of BDO Seidman, LLP for tax compliance in the US and for our European Companies

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules - See page F-1.

Exhibits required by Item 601 of Regulation S-X

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

3.3
The Certificate of Amendment to our Certificate of Incorporation, effective August 31, 1999, filed as Exhibit 3.3 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

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

10.2
Our Amended and Restated Profit Sharing Plan and Trust Agreement, dated November 1, 1990, filed as Exhibit 10 (g) to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1990, is hereby incorporated herein by this reference.

10.3	Our 401(K) Profit-Sharing Plan dated January 1, 1993, filed as Exhibit 10(j) to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993, is hereby incorporated by reference.

10.4	Employment Agreement dated January 2004 between us and Keikhosrow Irani

10.5
Employment Agreement between us and Gerald D. Posner filed as Exhibit 10.13 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

10.6
Employment Agreement between the Company and Dennis Stoneman filed as Exhibit 10.14 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

10.7
License Agreement dated the 11th day of April, 2001 by and between Quantum Logic Corporation and the Company filed as Exhibit 10.14 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.8
Share Sale and Purchase Agreement dated November 22, 2002 between and among Hermann Schlosser, Ilse Schlosser, Karen Beck and Rolf Breternitz, as Sellers, Hohenstaufen Zweihundertsechsundzwanzigste Vermögensverwaltungs GmbH, as Purchaser, and us filed as Exhibit 10.15 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.9
Credit Agreement by and between us and Bank of America, NA filed as Exhibit 10.16 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.10
Loan Agreement between Hohenstaufen Zweihundertsechsundzwanzigste Vermögensverwaltungs GmbH and ING BHF-Bank filed as Exhibit 10.17 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.11
Guaranty dated November 21, 2002 issued by Mikron Infrared, Inc. to ING BHF-Bank filed as Exhibit 10.18 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.12
Capital Appreciation Note dated November 21, 2002 and made by us payable to Gerald D. Posner filed as Exhibit 10.19 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.13
Capital Appreciation Note dated November 21, 2002 and made by us payable to Dennis L. Stoneman filed as Exhibit 10.20 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

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

14.1
Code of Ethics for Senior Executive and Financial Officers filed as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 is hereby incorporated herein by this reference.

14.2	Code of Ethics and Business Conduct filed as Exhibit 14.2 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 is hereby incorporated herein by this reference.

21.1	List of our subsidiaries, filed as Exhibit 21.1.

23.1	Consent of BDO Seidman, LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MIKRON INFRARED, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page
Number

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Balance Sheets as of October 31, 2006 and 2005	F - 3

Consolidated Statements of Operations for the years ended
October 31, 2006, 2005 and 2004	F - 4

Consolidated Statements of Shareholders' Equity for the years
ended October 31, 2006, 2005 and 2004	F - 5

Consolidated Statements of Cash Flows for the years ended
October 31, 2006, 2005 and 2004	F - 6

Notes to Consolidated Financial Statements for the years ended
October 31, 2006, 2005 and 2004	F - 7

Schedule II - Valuation and Qualifying Accounts	F-21

Report of Independent Registered Public Accounting Firm

To Mikron Infrared, Inc.:

We have audited the accompanying consolidated balance sheets of Mikron Infrared, Inc. and Subsidiaries as of October 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control of financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mikron Infrared, Inc. and Subsidiaries as of October 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006 in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the schedule presents fairly in all material respects the information set forth therein.

BDO Seidman, LLP

Woodbridge, New Jersey January 26, 2007

Mikron Infrared, Inc. and Subsidiaries

Consolidated balance sheets
As of October 31

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,833,388	$1,305,541
Accounts receivable, less allowance for doubtful accounts of $265,746, and $218,053, respectively	5,384,506	4,642,791
Inventories	8,410,562	7,711,052
Deferred tax - current	417,531	407,111
Prepaid expenses and other current assets	215,097	353,035
Total current assets	17,261,084	14,419,530
Property and equipment, net	648,537	653,966
Intangibles, net of accumulated amortization of $613,468 $388,540 respectively	2,879,810	2,663,683
Goodwill	3,309,284	3,330,687
Other assets	29,146	75,281
Total	$24,127,861	$21,143,147
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,447,731	$1,571,177
Accrued liabilities	3,685,078	2,840,005
Current portion of long term debt	0	49,543
Total current liabilities	5,132,809	4,460,725
Long term debt	0	1,402,219
Accrued pension benefits	266,080	281,180
Deferred taxes	72,278	129,434
Total liabilities	5,471,167	6,273,558
Commitments and contingencies
Shareholders’ equity:
Common stock, $.003 par value; 15,000,000 shares authorized, 5,588,556 shares issued and outstanding	16,766	16,766
Additional paid-in capital	8,184,494	8,135,740
Retained earnings	10,320,951	6,790,515
Accumulated other comprehensive income (loss)	134,483	(73,432)
Total shareholders’ equity	18,656,694	14,869,589
Total	$24,127,861	$21,143,147

See notes to financial statements

Mikron Infrared, Inc. and Subsidiaries

Consolidated statements of operations
For the years ended October 31

	2006	2005	2004
Revenues:
Net sales	$35,355,498	$30,015,811	$26,017,127
Costs and expenses:
Cost of goods sold	15,811,256	13,776,496	12,333,400
Selling, general and administrative	10,938,662	9,653,190	8,482,091
Research, development and engineering	2,709,428	2,483,434	2,076,421
Total costs and expenses	29,459,346	25,913,120	22,891,912
Income from operations	5,896,152	4,102,691	3,125,215
Other income (expense):
Interest (net)	(23,567)	(195,934)	(292,428)
Other (expense) income, net	(48,714)	(11,817)	52,855
Income before income taxes	5,823,871	3,894,940	2,885,642
Income tax provision	(2,293,435)	(1,500,116)	(1,092,444)
Net income	$3,530,436	$2,394,824	$1,793,198
Net income per share-basic	$0.63	$0.44	$0.34
Weighted average number of shares-basic	5,588,556	5,474,898	5,259,655
Net income per share-diluted	$0.63	$0.44	$0.33
Weighted average number of shares-diluted	5,607,786	5,484,562	5,417,219

See notes to financial statements

Mikron Infrared, Inc. and Subsidiaries

Consolidated statements of shareholders’ equity

For the years ended October 31, 2006, 2005, 2004

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance, November 1, 2003	5,079,628	$15,780	$7,067,447	$2,602,493	$199,973	$9,885,693
Exercise of employee stock options	10,000	30	9,970	—	—	10,000
Exercise of warrants	190,000	570	189,430	—	—	190,000
Other compensation income: Net Income	—	—	—	1,793,198	—	1,793,198
Reclassification of net loss on derivative instrument, net of tax	—	—	—	__	19,226	19,226
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(317)	(317)
Foreign currency translation gains	—	—	—	—	(152,009)	(152,009)
Other comprehensive income	—	—	—	—	—	1,840,098
Balance, October 31, 2004	5,279,628	15,810	7,077,417	4,395,691	66,873	11,555,791
Exercise of employee stock options	308,928	956	475,109	—	—	476,065
Tax benefit from option exercise			583,214			583,214
Other comprehensive income: Net Income	—	—	—	2,394,824	—	2,394,824
Reclassification of net loss on derivative instrument, net of tax	—	—	—	—	12,960	12,960
Change in fair value of cash flow hedge, net of tax	—	—	—	—	—	—
Foreign currency translation Losses	—	—	—	—	(153,265)	(153,265)
Other comprehensive income	—	—	—	—	—	3,313,798
Balance, October 31, 2005	5,588,556	16,766	8,135,740	6,790,515	(73,432)	14,869,589
Issuance of stock options			48,754			48,754
Other comprehensive income: Net Income	—	—	—	3,530,436	—	3,530,436
Foreign currency translation gains	—	—	—	—	207,915	207,915
Other comprehensive income	—	—	—	—	—	3,738,351
Balance, October 31, 2006	5,588,556	$16,766	$8,184,494	$10,320,951	134,483	$18,656,694

See notes to financial statements

Mikron Infrared, Inc. and Subsidiaries
Consolidated statements of cash flows
For the years ended October 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$3,530,436	$2,394,824	$1,793,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	294,694	260,732	197,509
Amortization	193,017	130,356	130,356
Stock options granted	48,754	—	—
Deferred income tax (benefit)	(44,426)	(95,194)	(127,155)
Increase accrued interest-related parties	—	—	50,032
Loss (Gain) on sale of equipment	1,699	(17,901)	(75,504)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(627,511)	439,734	(626,369)
(Increase) in inventories	(556,567)	(869,655)	(1,050,682)
(Increase) decrease in prepaid and other current Assets	680,010	(74,490)	570,136
Decrease in other assets	46,293	4,123	115
Increase (decrease) in pension liability	(21,169)	86,966	(37,254)
(Decrease) increase in accounts payable and accrued liabilities	33,608	(331,959)	308,097
Net cash provided by operating activities	3,578,838	1,927,536	1,132,479
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(278,736)	(164,161)	(56,806)
Purchase of minority interest	—	—	(23,390)
Purchase of property and equipment and software	(401,755)	(578,942)	(168,387)
Proceeds from sale of equipment	—	110,960	108,124
Net cash used in investing activities	(680,491)	(632,143)	(140,459)
Cash flows from financing activities:
Repayment of line of credit, net	—	—	(117,303)
Repayment of related party debt	—	(1,393,455)	—
Principal payments on long term debt	(1,455,686)	(1,043,100)	(302,430)
Proceeds from stock options exercised	—	476,067	10,000
Tax benefit on exercise of non-qualified stock options	—	583,212	—
Net cash used in financing activities	(1,455,686)	(1,377,276)	(409,733)
Currency effects on cash	85,186	(78,674)	58,586
Net (decrease) increase in cash and cash equivalents	1,527,847	(160,557)	640,873
Cash and cash equivalents, beginning of year	1,305,541	1,466,098	825,225
Cash and cash equivalents, end of year	$2,833,388	$1,305,541	$1,466,098
Non-cash financing and investing activities:
Supplemental disclosure of cash flow information:
Cash paid for interest	$47,385	$327,831	$165,040
Cash paid for income taxes	$1,518,263	$893,460	$433,250

See notes to financial statements

Mikron Infrared, Inc. and Subsidiaries

Notes to consolidated financial statements
For the years ended October 31, 2006, 2005 and 2004

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

Inventories

Inventories are stated at the lower of cost (average cost method) which approximates the first-in first-out method, or market.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are computed principally using straight-line depreciation over the estimated useful lives of individual assets or the remaining terms of leases. Machinery and equipment are depreciated over a period of three to five years, furniture and fixtures range from three to five years and leasehold improvements are amortized over the term of the lease. Maintenance, repairs and minor renewals are charged to earnings when they are incurred. Upon disposition of an asset, any gain or loss is reflected in current earnings.

Intangible assets

The Company amortizes customer lists over 5 - 10 years on a straight line basis. An evaluation specialist has determined that the trade names have a value of $1,800,000 and have an indefinite life for amortization purposes.

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. Through October 31, 2006, the Company, with the help of evaluation specialists, believes that there has been no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired.

Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, an intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives are not to be amortized, however they will be tested for impairment at least annually. During the fourth quarter of fiscal 2006 we completed our annual analysis of goodwill and other intangible assets, with the help of evaluation specialists, and determined no adjustments were necessary.

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

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of October 31, 2006and 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

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

Concentration of risk

The Company purchased 16%, 15% and 20% of its inventory from a single supplier in 2006, 2005 and 2004, respectively. If the Company had to replace this supplier due to an unforeseen or unforeseeable event, it is likely that its business would be materially disrupted until it did so. In order to reduce the risks associated with a loss of this supplier, the Company entered into a renewal of its agreement with its supplier that will remain in effect until 2008, and has enhanced its own capabilities to produce the items in house.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables and accounts payable approximate fair value based on the short-term maturity of these instruments.

The fair value of debt approximates the recorded value based on borrowing rates currently available to the Company for similar terms and maturity.

Stock-based compensation

Effective August 1, 2005, the Company adopted the fair value method of accounting for stock options under Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation.” SFAS 123R requires stock options to be expensed over the vesting period based on the fair value at the date the stock option was granted.

Prior to August 1, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations in accounting for the Amended and Restated Omnibus Stock Incentive Plan (the “Plan”).

Under accounting provisions of SFAS 123R, the Company’s net income and net income per common share would have been adjusted to the pro forma amounts indicated below:

	Years Ended October 31,
	2005	2004
Net income as reported	$2,394,824	$1,793,198
Less fair value of stock options included in net income, net of tax	-	-
Add fair value of all stock options, net of tax	92,185	83,235
Pro Forma	$2,302,639	$1,709,963
Net income per share basic
As reported	$0.44	$0.34
Pro forma	$0.42	$0.33
Net income per share diluted
As reported	$0.44	$0.33
Pro forma	$0.42	$0.32

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

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) principally results from gains and losses on foreign currency translation and in prior years gains and losses on derivative instruments qualifying as cash flow hedges .

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

The Company entered into an interest rate swap contract in November 2002 which converted the variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed- and floating-rate interest payments periodically over the life of the three-year agreement. This agreement was terminated July 1, 2005. This was the only derivative contract the Company was a party to in fiscal years ended October 31, 2006, 2005 and 2004.

Recently issued accounting principles

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s fiscal year beginning November 1, 2007. The Company is currently reviewing the effect FIN 48 will have on its financial statements. The Company does not expect that adoption FIN 48 will have a material affect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 1006, and 132(R) (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. SFAS 158 is effective for the Company’s fiscal year beginning November 1, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements ”SFAS 157 “) . SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of the fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning November 1, 2008. The Company does not expect the adoption of SFAS 157 will have a material affect on its financial statements.

2.  Inventories:

The components of inventories at October 31, 2006 and 2005 are as follows:

	2006	2005
Materials and parts	$4,085,877	$3,488,756
Work-in-process	1,294,193	999,193
Finished goods	3,030,492	3,223,103
	$8,410,562	$7,711,052

3.  Property and equipment:

Property and equipment consists of the following at October 31, 2006 and 2005:

	2006	2005
Machinery and equipment	$976,091	$1,932,187
Furniture and fixtures	524,049	400,913
Leasehold improvements	177,971	83,245
	1,678,111	2,416,345
Less- Accumulated depreciation and amortization	(1,029,574)	(1,762,379)
	$648,537	$653,966
4.  Itangible Assets

The components of intangible assets at October 31, 2005 and 2006 are as follows:

	2006		2005
	Cost	Amortization	Cost	Amortization
Deferred financing cost	$0	$0	$91,070	$88,540
Customer list and software	1,602,208	522,398	1,161,153	300,000
Total intangibles subject to amortization	1,602,208	522,398	1,252,223	388,540
Trade Names	1,800,000	-	1,800,000	-
Total intangible assets	$3,402,208	$522,398	$3,052,223	$388,540

The Company amortizes its customer lists over their estimated useful lives of 5-10 years. Amortization expense for intangible assets excluding trademarks and goodwill for each of the years ending October 31, 2006, 2005 and 2004 was $ 193,017, $130,356, and $127,828 respectively. Intangibles amortization is projected to be approximately $216,000 in 2007 through 2009. Intangible amortization is estimated to be approximately $202,000 in 2010, $127,000 in 2011 and $100,000 in 2012.

5. Long Term Debt:

	2006	2005
A $4,000,000 revolving credit facility (the “Facility”) with a bank, collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron Europe. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at October 31, 2006 was 6.84125%. The Facility has a maturity date of November 20, 2007.	$0	$1,300,000
Line of credit held by operating companies with interest rate of 5.22%	0	151,762
Less current portion	0	49,543
Total long term debt	$0	$1,402,219

The Facility contains a number of financial and other covenants which, if not satisfied, could result in an acceleration of the maturity of our indebtedness to the bank. The restrictive covenants include coverage and leverage ratios. As of October 31, 2006, the Company was in compliance with all covenants. In August 2005 the Company extended the facility through November 20, 2007 with identical terms as in the original facility. At October 31, 2006, approximately $4,000,000 was available under this facility. In addition, the Company has aggregate unused lines of credit in Europe of approximately $636,000.

6.  Accrued liabilities:

Accrued liabilities are comprised of the following as of October 31, 2006 and 2005:

	2006	2005
Various corporate taxes payable	$1,626,357	$745,801
Accrued compensation	1,027,651	746,580
Professional fees	137,290	179,506
Due to former owner	170,317	264,954
Commissions payable	176,025	112,804
Accrued other	547,438	790,360
	$3,685,078	$2,840,005

7.  Employee benefit plans:

The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees of its Domestic Operations, which provides for the Company matching 30 percent of the participant’s elective deferral, but in no event greater than 1.5 percent of the participant’s compensation. The Company’s expense for the plan was $41,218, $31,616 and $31,567 for the fiscal years ended October 31, 2006, 2005 and 2004, respectively.

IMPAC Infrared GmbH has a pension plan for its employees hired prior to January 1989. The Plan has been funded by an insurance contract.

The net periodic pension cost for this plan for the years ended October 31, 2005 and 2004 includes the following components:

	2006	2005	2003
Service cost	$5,499	$7,429	$7,510
Interest cost	81,216	81,593	82,483
Net periodic pension cost	$86,715	$89,022	$89,993

The funded status of the plan benefit obligation recorded in the Company’s consolidated balance sheet at October 31, 2006 and 2005 were as follows:

	2006	2005
Benefit obligation November 1, 2005	$1,763,262	$1,693,929
Service cost	5,499	7,429
Interest cost	81,216	81,593
Currency gain	96,911	(104,950)
Actuarial gain	(90,356)	181,716
Pension payments	(114,929)	(96,455)
Projected benefit obligation (approximates accumulated benefit obligation) October 31, 2006	$1,741,603	$1,763,262

	2006	2005
Changes in plan assets
Fair value of plan assets at beginning of year	$1,490,409	$1,486,375
Actual return on plan assets	(32,204)	146,502
Currency gain (loss)	81,915	(142,468)
Fair value of plan assets at end of year	$1,540,120	$1,490,409
Unfunded status	201,484	272,853
Unrecognized actuarial loss	44,689	31,951
Unrecognized transition obligation	19,907	(23,624)
Accrued pension cost	$266,080	$281,180

The pension measurements were calculated using information as of December 31, 2006 and 2005. Key economic assumptions used in these determinations are as follows:

	2006	2005	2004
Discount rate	4.5%	4.5%	5.0%
Compensation increase rate	2.0%	2.0%	2.0%
Retiree cost of living adjustment	1.0%	1.0%	1.0%
Expected return on plan assets	3.0%	3.0%	3.0%

The expected return on plan assets based on historical return on plan assets. The plan assets are invested in insurance contracts at the end of 2006 and are projected to be invested 100% in insurance contracts in 2007.

The benefits as of October 31, 2006 expected to be paid in each of the next five years, and in the aggregate for the five fiscal years thereafter.

2007	$110,653
2008	122,093
2009	128,229
2010	118,317
2011	119,501
2012-2016	604,973

The Company's estimate of total contributions expected to be paid to its defined benefit retirement plan in fiscal year 2007 is approximately $20,000.

The IMPAC Companies also have a defined contribution retirement plan for employees who were hired January 1989 and later, and for employees who were hired before January 1989 and who voluntarily agreed to be covered by the latter plan. The Company pays the entire premium for this latter plan. The amount paid in fiscal years ended October 31, 2006, 2005, and 2004 for both of IMPAC Companies’ retirement plans were $40,929, $35,024, $82,015respectively.

8.  Stock option plan:

The Company has an Amended and Restated Omnibus Stock Incentive Plan (the Plan) which has been approved by the stockholders, under which restricted shares, SARs, non-qualified and incentive stock options may be granted to its employees, officers, directors and others. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Vesting and term of option grants are determined by the Compensation Committee, however the term does not exceed five years and vesting generally ranges from immediate to four years. A total of 978,000 shares are available for issuance under the Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding based on historical information. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant.

	2006	2005	2004
Expected volatility	74%	78%	73%
Expected dividends	0	0	0
Expected term (in years)	5	5	5
Risk-free rate	4.8%	4.0%	5.0%

A summary of all option activity under the Plan is presented below:

	Shares	Weighted Average Exercise Price	Weighted average remaining contractual term	Aggregate intrinsic value
Options outstanding October 31, 2003	316,428	$1.360
Granted	45,000	4.360
Exercised	(10,000)	1.000

Options outstanding October 31, 2004	351,428	1.754
Granted	35,000	6.636
Exercised	(318,928)	1.260

Options outstanding October 31, 2005	67,500	5.540
Granted	10,000	7.640

Options outstanding October 31, 2006	77,500	5.811	40 months	$297,424

The following table summarizes information about stock options outstanding at October 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of options Outstanding October 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2006	Weighted Average Exercise Price
$4.36	32,500	29 months	$4.36	32,500	$4.36

$6.10	10,000	47 months	$6.10	10,000	$6.10

$6.85	25,000	44 months	$6.85	25,000	$6.85

$7.64	10,000	53 months	$7.64	10,000	$7.64

Total	77,500	34 months	$5.81	77,500	$5.81

The weighted-average grant date fair value of options granted during the years 2006, 2005, 2004 was $4.88, $4.36, and $2.96 respectively. The total intrinsic value of options exercised during the years ended October 31, 2006, 2005, 2004, was $0, $151,345, and $6,500, respectively.

The Company has no nonvested shares or unrecognized compensation as of October 31, 2006. The total fair value of shares vested during the years ended October 31, 2006, 2005, and 2004 was $48,754, $152,475, $133,200, respectively. The Company recognized total compensation cost of $48,754 less a tax benefit of $18,527 for the year ended October 31, 2006. No compensations costs were recognized in 2005 or 2004.

Cash received from option exercise under share based payment arrangements for the years ended October 31, 2006, 2005, and 2004 was $0, $476,067, and $10,000 respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0, $583,212 and $14,500, respectively, for the years ended October 31, 2006, 2005, and 2004.

9. Income taxes:

Income tax provision for the years ended October 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004
Current
Federal	$771,367	$356,397	$473,170
State	196,310	65,162	105,720
Foreign	1,370,184	1,173,751	640,709
Total current	2,337,861	1,595,310	1,219,599
Deferred
Federal	24,253	(7,880)	(90,097)
State	4,246	(1,391)	(15,010)
Foreign	(72,925)	(85,923)	(22,048)
Total deferred	(44,426)	(95,194)	(127,155)
Total Tax	$2,293,435	$1,500,116	$1,092,444

The components of income before income taxes are as follows:

	Year Ended October 31, 2006	Year Ended October 31, 2005	Year Ended October 31, 2004
Domestic	$2,543,359	$1,230,864	$1,234,057
Foreign	$3,280,512	2,664,076	1,651,585
	$5,823,871	$3,894,940	$2,885,642

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the years ended October 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.3	1.1	2.1
Foreign rate in excess of US rate	3.1	4.7	2.0
Other	—	(1.3)	(0.2)
Effective tax rate	39.4%	38.5%	37.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of October 31, 2005, are as follows:

	2006	2005
Deferred tax assets
Bad debt reserves	$49,448	$38,667
Inventory reserves and capitalization	284,910	286,585
Inter-company profits	52,663	53,052
Accrued liabilities	30,510	28,807
Deferred tax assets-current	417,531	407,111
Accrued pension	212,585	212,908
Other, net	18,112	0
Total deferred tax assets	648,228	620,019
Deferred tax liabilities
Goodwill	(74,975)	(57,711)
Customer list	(228,000)	(273,300)
Other, net	0	(11,631)
Total deferred tax	$345,253	$277,677

10. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and awards. The following table presents the shares used in computing basic and diluted earnings per share for 2006, 2005 and 2004.

	2006	2005	2004
Average common shares outstanding for basic computation	5,588,556	5,474,898	5,259,655
Incremental shares issuable for stock options and awards	19,230	9,664	147,591
Average common shares outstanding for diluted computation	5,607,786	5,484,562	5,407,246

No options or warrants were anti-dilutive in fiscal 2006, 2005 nor 2004.

11. Commitments and contingencies:

License

The Company has a 10-year worldwide license to manufacture and sell microcomputer pyrometers using Quantum Logic Corporation’s patented laser technology. If the Company fails to sell $300,000 per year, Quantum Logic Corporation has the right to withdraw its license. The Company failed to sell $300,000 of Quantum Logic Corporation’s patented laser technology in the fiscal years ended October 31, 2006, 2005 and 2004. Quantum Logic has not exercised its right to withdraw its license.

Operating leases

The Company occupies a building located in Oakland, New Jersey at which it maintains its primary corporate, administrative, manufacturing and warehousing facilities. The lease, which expires on November 30, 2010, requires the Company to pay fixed rent in the amount of approximately $240,000 per year in equal monthly installments. The lease also requires the Company to pay real estate taxes, insurance, maintenance and other operating expenses.

The Company has eight real estate leases in Europe for its various manufacturing, sales, management and research and development activities. The leases have various terms and lengths from a one month lease to a lease that expires in April 2012.

Lease expense for the years ended October 31, 2006, 2005, and 2004 was approximately $776,478, $1,084,237 and $946,304 respectively.

At October 31, 2005, the minimum future rental commitments under all non-cancelable operating leases with terms greater than one year, are as follows:

Year Ending October 31,
2007	$629,217
2008	553,672
2009	539,354
2010	531,104
2011	297,700
Thereafter	85,140
$2,636,187

Purchase agreement

In October 2005, the Company acquired the net assets ($39,000) of IMPAC Infrarood Benelux, B.V, located in Krimpen, Netherlands for approximately $200,000. The balance of the purchase price ($161,000) was allocated to their customer list and is being amortized over five years. Infrarood is a sales and service office. They offer the full range of IMPAC and Mikron products.

In May 2006, the Company acquired the net assets ($84,000) of Kleiber GmbH located in Saalfeld, Germany for approximately $278,000. The balance of the purchase price was allocated to Kleiber’s customer list and is being amortized over five years. Kleiber is a manufacturer of infrared pyrometers for temperature measurement of fast processes at high speeds involving response times as quick as 10 milliseconds and is the predominate supplier in that market niche.

The pro-forma results of these acquisitions were not presented due to immateriality.

12. Related-party transactions:

On November 27, 2002, the Company borrowed the principal amount of $250,000 from each of two of its officers and directors. The proceeds of those loans were employed in connection with the acquisition of the IMPAC Companies in fiscal 2003. The Company borrowed those funds pursuant to the terms of identical capital appreciation notes that provided for no payments of any kind during the term of five years and a semi-annually compounded yield of 9%. Payment of these obligations were not secured by any of the Company’s assets. These loans and any unpaid interest were repaid in March 2005. Interest expense of $0, $26,957, and $50,033 was reflected in 2006, 2005 and 2004 were related to these loans.

13. Segments:

Segment information

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Management reviews its Domestic Operations and its European Operations to evaluate performance and resources. Management has aggregated its operations into one reportable industry segment since its Domestic and European Operations are similar and meet the aggregation criteria of SFAS 131, “Disclosures about segments of an enterprise and related information.”

In 2006, 2005 and 2004, 27%, 25% and 24%, respectively of net sales of the Company’s Domestic Operations were generated from export sales.

Geographic information is as follows:

	Year Ended October 31, 2006	Year Ended October 31, 2005	Year Ended October 31, 2004
Revenues
United States	$20,033,406	$17,052,689	$15,661,881
Germany	11,492,761	10,087,672	8,164,432
France	3,340,610	2,849,137	2,190,814
Other	488,721	26,313	0
	$35,355,498	$30,015,811	$26,017,127
Long lived assets
United States	$6,848,080	$7,065,308
Germany	6,783,810	6,077,496
Elimination	(6,765,113)	(6,419,187)
	$6,866,777	$6,723,617

14. Summary of Quarterly Financial Information (Unaudited)

	Quarter Ended
	January 31	April 30	July 31	October 31
2006
Statement of Operations Data
Net sales	$8,343,001	$9,259,787	$8,873,613	$8,879,097
Gross profit	4,575,240	5,014,628	4,960,960	4,993,414
Income from operations	1,328,259	1,575,839	1,522,856	1,469,198
Net income	782,583	969,175	896,158	882,520
Net income per share
Basic	$0.14	$0.17	$0.16	$0.16
Diluted	$0.14	$0.17	$0.16	$0.16

2005
Statement of Operations Data
Net sales	$7,363,417	$7,599,721	$7,048,353	$8,004,320
Gross profit	4,006,086	4,139,396	3,839,956	4,253,877
Income from operations	1,071,771	1,021,786	869,417	1,139,717
Net income	612,473	570,474	462,143	749,734
Net income per share
Basic	$0.12	$0.10	$0.08	$0.14
Diluted	$0.11	$0.10	$0.08	$0.14

Schedule II: Valuation and qualifying accounts

Inventory allowance

	Balance at beginning of year	Additions charged to cost of sales	Deductions for write-offs of obsolescence and slow moving	Balance at end of year
Fiscal year 2004 activity	$572,046	$404,728	$411,522	$565,252
Fiscal year 2005 activity	565,252	334,861	430,798	469,315
Fiscal year 2006 activity	469,315	422,938	361,233	531,020

Bad debt allowance
	Balance at beginning of year	Additions charged to Selling, general and administrative expense	Deductions for write-offs of bad debts	Balance at end of year
Fiscal year 2004 activity	$166,076	$101,774	$56,912	$210,938
Fiscal year 2005 activity	210,938	71,190	64,072	218,053
Fiscal year 2006 activity	218,053	105,680	57,987	265,746

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on SEC Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of January, 2007.

MIKRON INFRARED, INC.

By:	/s/ Gerald D. Posner
Gerald D. Posner, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald D. Posner	(Principal) Executive Officer,	January 26, 2007
Gerald D. Posner	Director

/s/ Paul A. Kohmescher	Chief (Principal) Financial Officer	January 26, 2007
Paul A. Kohmescher

/s/ Lawrence C. Karlson	Chairman of the Board	January 26, 2007
Lawrence C. Karlson

/s/ Keikhosrow Irani	Chief Technical Officer, Director	January 26, 2007
Keikhosrow Irani

/s/ Dennis L. Stoneman	Vice President, Director	January 26, 2007
Dennis L. Stoneman

/s/ William J. Eckenrode	Director	January 26, 2007
William J. Eckenrode

/s/ Henry M. Rowan	Director	January 26, 2007
Henry M. Rowan

/s/ James L. Hamling	Director	January 26, 2007
James L. Hamling

EXHIBIT INDEX

Number	Description

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

3.3
The Certificate of Amendment to our Certificate of Incorporation, effective August 31, 1999, filed as Exhibit 3.3 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

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

10.2
Our Amended and Restated Profit Sharing Plan and Trust Agreement, dated November 1, 1990, filed as Exhibit 10 (g) to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1990, is hereby incorporated herein by this reference.

10.3	Our 401(K) Profit-Sharing Plan dated January 1, 1993, filed as Exhibit 10(j) to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993, is hereby incorporated by reference.

10.4	Employment Agreement dated January 2004 between us and Keikhosrow Irani

10.5
Employment Agreement between us and Gerald D. Posner filed as Exhibit 10.13 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

10.6
Employment Agreement between the Company and Dennis Stoneman filed as Exhibit 10.14 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, is hereby incorporated herein by this reference.

10.7
License Agreement dated the 11th day of April, 2001 by and between Quantum Logic Corporation and the Company filed as Exhibit 10.14 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.8
Share Sale and Purchase Agreement dated November 22, 2002 between and among Hermann Schlosser, Ilse Schlosser, Karen Beck and Rolf Breternitz, as Sellers, Hohenstaufen Zweihundertsechsundzwanzigste Vermögensverwaltungs GmbH, as Purchaser, and us filed as Exhibit 10.15 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.9
Credit Agreement by and between us and Bank of America, NA filed as Exhibit 10.16 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.10
Loan Agreement between Hohenstaufen Zweihundertsechsundzwanzigste Vermögensverwaltungs GmbH and ING BHF-Bank filed as Exhibit 10.17 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.11
Guaranty dated November 21, 2002 issued by Mikron Infrared, Inc. to ING BHF-Bank filed as Exhibit 10.18 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.12
Capital Appreciation Note dated November 21, 2002 and made by us payable to Gerald D. Posner filed as Exhibit 10.19 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

10.13
Capital Appreciation Note dated November 21, 2002 and made by us payable to Dennis L. Stoneman filed as Exhibit 10.20 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, is hereby incorporated herein by this reference.

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

14.1
Code of Ethics for Senior Executive and Financial Officers filed as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 is hereby incorporated herein by this reference.

14.2	Code of Ethics and Business Conduct filed as Exhibit 14.2 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 is hereby incorporated herein by this reference.

21.1*	List of our subsidiaries.

23.1*	Consent of BDO Seidman, LLP

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.