Form 10-Q
period 2007-01-31
MIKRON INFRARED INC
filed 2007-03-16
CIK 787809

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended January 31, 2007

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

As of March 16, 2007, 5,588,556 shares of common stock, par value $.003 per share, ("Common Stock") of the Registrant were outstanding.

Mikron Infrared, Inc. and Subsidiaries

Index

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets - January 31, 2007 (unaudited) and
	October 31, 2006 audited	3

	Consolidated Statements of Operations - Three months
	ended January 31, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Shareholders’ Equity - Year ended
	October 31, 2006 and three months ended January 31,
	2007 (unaudited)	5

	Consolidated Statements of Cash Flows - Three months ended
	January 31, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results Of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 6.	Exhibits	15

SIGNATURES		16

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements
Mikron Infrared, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2007	October 31, 2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,817,286	$2,833,388
Accounts receivable, less allowance for doubtful accounts of $273,189 and $265,746 on January 31, 2007 and October 31, 2006, respectively	5,359,317	5,384,506
Inventories	8,918,620	8,410,562
Deferred tax - current	686,725	417,531
Prepaid expenses and other current assets	305,749	215,097
Total current assets	18,087,697	17,261,084
Property and equipment	602,535	648,537
Intangibles, net of accumulated amortization of $578,628 and $613,468 on January 31, 2007 and October 31, 2006, respectively.	2,831,833	2,879,810
Goodwill	3,298,399	3,309,284
Other assets	29,201	29,146
Total Assets	$24,849,665	$24,127,861
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,500,675	$1,447,731
Accrued liabilities	3,307,753	3,685,078
Total current liabilities	4,808,428	5,132,809
Accrued pension benefits	268,628	266,080
Deferred taxes	302,975	72,278
Total liabilities	5,380,031	5,471,167
Shareholders’ equity:
Common stock, $.003 par value; 15,000,000 shares authorized, 5,588,556 shares issued and outstanding	16,766	16,766
Additional paid-in capital	8,184,494	8,184,494
Retained earnings	11,050,295	10,320,951
Other comprehensive income gain	218,079	134,483
Total shareholders’ equity	19,469,634	18,656,694
Total liabilities and shareholders’ equity	$24,849,665	$24,127,861
See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	January 31
	2007	2006
Revenues:
Net sales	$8,890,795	$8,343,001
Costs and expenses:
Cost of goods sold	3,796,172	3,767,761
Selling, general and administrative	3,220,674	2,648,659
Research, development and engineering	754,861	598,322
Total costs and expenses	7,771,707	7,014,742
Income from operations	1,119,088	1,328,259
Other expense:
Interest income (expense) net	14,847	(21,061)
Other income (expense), net	27,121	(1,370)
Net income before income taxes	1,161,056	1,305,828
Income tax provision	(431,712)	(523,245)
Net income	$729,344	$782,583
Net income per share-basic	$0.13	$0.14
Weighted average number of shares-basic	5,588,556	5,588,556
Net income per share-diluted	$0.13	$0.14
Weighted average number of shares-diluted	5,616,870	5,604,354

See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the year ended October 31, 2006, and three months ended January 31, 2007

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount

Balance, November 1, 2005	5,588,556	$16,766	$8,135,740	$6,790,515	($73,432)	$14,869,589
Issuance of stock options			48,754			48,754
Other comprehensive income: Net Income	—	—	—	3,530,436	—	3,530,436
Foreign currency translation gains	—	—	—	—	207,915	207,915
Other comprehensive income	—	—	—	—	—	3,738,351
Balance, October 31, 2006	5,588,556	$16,766	$8,184,494	$10,320,951	134,483	$18,656,694

Net Income	-	-	-	729,344	-	729,344
Foreign Currency translation	-	-	-	-	83,596	83,596
Total Comprehensive Income	-	-	-	-	-	808,433
Balance January 31, 2007	5,588,556	$16,766	$8,184,494	$11,050,245	$218,079	$19,469,634

Mikron Infrared, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31
	2007	2006
Cash flows from operating activities:
Net income	$729,344	$782,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,473	75,876
Amortization	55,367	35,423
Deferred income taxes	(34,261)	11,042
Changes in assets and liabilities, net of effect of acquisition-
Decrease in accounts receivable	65,253	169,703
Decrease (increase) in inventories	(456,750)	440,788
Decrease (increase) in prepaid and other current assets	(86,844)	321,841
Decrease in other assets	0	120,022
Increase (decrease) in pension liability	(2,393)	5,915
Decrease in accounts payable and accrued liabilities	(369,461)	(1,038,227)
Net cash provided by (used in) operating activities	(29,273)	924,966
Cash flows from investing activities:
Purchase of property and equipment	(17,923)	(57,998)
Net cash used in investing activities	(17,923)	(57,998)
Cash flows from financing activities:
Repayment of line of credit, net	0	(550,000)
Principal payments on long term debt	0	(12,537)
Net cash used in financing activities	0	(562,537)
Currency effects on cash	31,094	1,952
Net increase(decrease) in cash and cash equivalents	(16,102)	306,383
Cash and cash equivalents, beginning of period	2,833,388	1,305,541
Cash and cash equivalents, end of period	$2,817,286	$1,611,924
Supplemental disclosure of cash flow information:
Cash paid for interest	$0	$15,316
Cash paid for income taxes	$488,713	$77,958

See notes to consolidated financial statements

Mikron Infrared, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2007

(Unaudited)

Subsequent Event On February 8, 2007, we entered into a definitive agreement and plan of merger (the "Agreement") with LumaSense Technologies, Inc. (the "Buyer") and Red Acquisition Corporation (the "Buyer Subsidiary"), a wholly owned subsidiary of the Buyer. Pursuant to the Agreement, the Buyer Subsidiary will be merged with and into Mikron (the "Merger"). Upon consummation of the Merger, Mikron's shareholders will receive $11.50 in cash for each of the 5,588,556 outstanding shares of our common stock. In addition, the holders of options to purchase 77,500 shares of our common stock will receive cash payments equal to the product obtained by multiplying the number of shares issuable under those options by the difference between $11.50 and the respective exercise prices of those options.

Our Board of Directors, based in part on fairness opinions received from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. and Capitalink, L.C., has approved the Agreement and the Merger and has authorized the preparation of proxy materials containing the Board's recommendations that the terms of the Agreement are fair to and in the best interests of our shareholders, and that our shareholders vote in favor of the adoption of the Agreement and the consummation of the transactions contemplated therein. Each of our directors has agreed in writing to vote in favor of the transaction. Those directors collectively hold approximately 21.4% of our outstanding common stock.

1.	Basis of Presentation

Our unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our October 31, 2006 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) have been omitted or condensed pursuant to such rules and regulations.

Our unaudited financial statements include all adjustments consisting of normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of our financial position as of January 31, 2007 and the results of operations and cash flows for the three month periods ended January 31, 2007 and 2006. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin provides guidance on the consideration of the effects of prior year misstatements in qualifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The adoption of this pronouncement is not expected to have a material effect on these financial statements.

3.	Critical Accounting Policies

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

We review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amount may not be recoverable. We believe that there had been no impairments of our long-lived assets through January 31, 2007.

Sales

We sell our products to independent representatives and directly to third party end-users. Revenue on the sale of product is recognized at the time of shipment when title to the product passes to the independent representative or third party end-user. Customers do not have the right to return products shipped to them. We provide an allowance for doubtful accounts on an estimated basis.

4.	Stock Options

Effective August 1, 2005, we adopted the fair value method of accounting for stock options under Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation.” SFAS 123R requires stock options to be expensed over the vesting period based on the fair value at the date the stock option was granted. No stock options have been issued since April 21, 2006.

5.	Inventory

The components of inventories at January 31, 2007 and October 31, 2006 are as follows:

	January 31, 2007	October 31, 2006
Materials and parts	$4,013,679	$4,085,877
Work-in Process	1,529,047	1,294,193
Finished Goods	3,375,894	3,030,492
	$8,918,620	$8,410,562

6.	Intangible Assets

The components of intangible assets at January 31, 2007 are as follows:

	Cost	Amortization
Customer lists	1,610,461	578,628
Trade names	1,800,000	-
Total intangible assets	$3,410,461	$578,628

Amortization of customer lists and deferred financing costs was $56,230 for the three months ended January 31, 2007. Annual intangibles amortization is projected to be approximately $216,000 in 2007 through 2009. Intangible amortization is estimated to be approximately $202,000 in 2010, $127,000 in 2011 and $100,000 in 2012

7.	Long Term Debt

We have no long term debt. We have a $4,000,000 revolving credit facility (the “Facility”) with a bank, collateralized by first security interest liens on all non-European assets and also by a pledge of 65% of the share capital of Mikron Europe GmbH, the German holding company through which we own all of our European operating subsidiaries. The facility bears interest at LIBOR plus 150 basis points or Prime Rate minus 100 basis points, at the option of the borrower, payable monthly. The rate at January 31, 2007 was 6.93%. The Facility has a maturity date of November 20, 2007.

One of our German operating companies also has a $650,000 credit facility with a German bank, of which $74,000 has been reserved for application against an outstanding letter of credit, and $576,000 is available. That credit facility provides for an 8.25% interest rate and will expire on September 30, 2007.

8.	Segment information

Management reviews our Domestic and European operations to evaluate performance and resources. Management has aggregated our operations into one industry segment. Geographic information is as follows:

Revenues	Three Months Ended January 31, 2007	Three Months Ended January 31, 2006
Domestic	$4,186,644	$4,761,197
European	4,704,151	3,581,804
	$8,890,795	$8,343,001

Long-lived Assets	At January 31, 2007
Domestic	$6,778,466
European	6,872,228
Elimination	(6,888,726)
$6,761,968

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequent Event - Entry into a Material Definitive Agreement

On February 8, 2007, we entered into a definitive agreement and plan of merger (the "Agreement") with LumaSense Technologies, Inc. (the "Buyer") and Red Acquisition Corporation (the "Buyer Subsidiary"), a wholly owned subsidiary of the Buyer. Pursuant to the Agreement, the Buyer Subsidiary will be merged with and into Mikron (the "Merger"). Upon consummation of the Merger, Mikron's shareholders will receive $11.50 in cash for each of the 5,588,556 outstanding shares of our common stock. In addition, the holders of options to purchase 77,500 shares of our common stock will receive cash payments equal to the product obtained by multiplying the number of shares issuable under those options by the difference between $11.50 and the respective exercise prices of those options.

Our Board of Directors, based in part on fairness opinions received from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. and Capitalink, L.C., has approved the Agreement and the Merger and has authorized the preparation of proxy materials containing the Board's recommendations that the terms of the Agreement are fair to and in the best interests of our shareholders, and that our shareholders vote in favor of the adoption of the Agreement and the consummation of the transactions contemplated therein. Each of our directors has agreed in writing to vote in favor of the transaction. Those directors collectively hold approximately 21.4% of our outstanding common stock.

It is our intention to hold a special meeting of our shareholders during April 2007 for the purposes of approving and adopting the Agreement and authorizing the consummation of the Merger in the manner to be described in the proxy materials to be disseminated in connection with that meeting.

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

Results of Operations

Three Months Ended January 31, 2007 Compared To Three Months Ended January 31, 2007

Total revenues for the three months ended January 31, 2007 were $8,890,795, which represented a 7% increase over total revenues of $8,343,001 for the three month period ended January 31, 2006. The increase can be primarily attributed to increased sales volume.

Our cost of sales for the three months ended January 31, 2007 was $3,796,172 (42.7% of sales) compared to $3,767,761 (45.2% of sales) for the same period in fiscal 2006. The improvement in margin can be attributed to a better product mix and better leveraging of fixed overhead because of the higher sales volume.

Selling, general and administrative expenses were $3,220,674 for the three months ended January 31, 2007 compared to $2,648,659 for the same period in fiscal 2006. This increase of approximately $572,000 was due primarily to:

• Other professional fees	$296,000	Expenses related to the proposed sale of the company

• Compensation expenses	$296,000	As a result of increase in staff size to increase sales

Research and development expenses increased for the three months ended January 31, 2007 to $754,861 from $598,322 for the same quarter in 2006. This increase of approximately $157,000 was due primarily to $147,000 in compensation expenses as a result in an increase in staffing to develop new products.

Our income from operations for the three months ended January 31, 2007 was $1,119,088 compared to $1,328,259 for the comparable period in fiscal 2006. The 16% decrease was primarily due to the offsetting effects of our increase in operating expenses upon our increased sales and gross margins.

Our interest income for the three months ended January 31, 2007 was $14,847 compared to an expense of $21,061 for the same period last year. This improvement was due to the elimination of all debt and investment of our idle cash.

Our net income before the provision for income taxes for the three months ended January 31, 2007 was $1,161,056 compared to $1,305,828 for the comparable period in fiscal 2006. The 11% decrease was primarily due to the offsetting effects of our increase in operating expenses upon our increased sales and gross margins.

Our effective tax rate for the three month period ended January 31, 2007 was 37.2% compared to 40% for the three months ended January 31, 2006.

Our net income for the three months ended January 31, 2007 was $729,344 compared to $782,583 for the comparable period in fiscal 2006. The 7% decrease in net income is primarily due to the offsetting effects of our increase in operating expenses upon our increased sales and gross margins.

Liquidity and Capital Resources

At January 31, 2007, we held $2,817,286 in cash, and we had $5,359,317 in accounts receivable. The decrease in cash of $16,102 since October 31, 2006 resulted from a decrease in cash from operations of $29,273, in addition to cash used in investing activities of $17,923, offset by the currency effects on cash of $31,094.

Our working capital at January 31, 2007 was $13,279,269 as compared to $12,128,275 at year-end October 31, 2006. This increase primarily was a result of increase in our inventory and a decrease in accrued expenses.

As of January 31, 2007, we had an additional $4,000,000 of available credit under the Facility. In addition, we have unused lines of credit in Europe which amount to approximately $576,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposures to market risks include fluctuations in interest rates on our long term debt as well as fluctuations in foreign currency exchange rates.

Foreign Exchange Rate Risk

Our Domestic Operations deal almost exclusively in US dollars. Our IMPAC Operations deal almost exclusively in Euros. Our exposure to currency exposure is mitigated by the inter-company sales activities between our Domestic Operations and our IMPAC Operations. Our foreign exchange risk was estimated as a potential hypothetical change in currency exchange between the US Dollar and the European Euro of 10%. The resulting hypothetical result would not materially affect the operating results.

Interest Rate Risk

Due to its short-term duration, the fair value of our cash and investment portfolio at January 31, 2007 and October 31, 2006 approximated its carrying value.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the Quarter ended January 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

March 16, 2007

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